Form 10-Q
period 2000-03-31
SEQUOIA SOFTWARE CORP
filed 2000-05-17
CIK 1028442

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2000

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from             to

Commission File Number 000-30581

Sequoia Software Corporation

(Exact name of registrant as specified in its charter)

Maryland	52-1956677
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5457 Twin Knolls Road, Columbia, Maryland	21045
(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code:  (410) 715-0206

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [   ].  No [X].

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

     Common stock, $0.001 par Value — 29,752,295 shares as of May 17, 2000

SEQUOIA SOFTWARE CORPORATION

ii

PART I. FINANCIAL INFORMATION

SEQUOIA SOFTWARE CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,		Pro Forma
	1999	March 31, 2000	March 31, 2000

			(Unaudited —
		(Unaudited)	Note 7)
ASSETS

Current assets:

Cash and cash equivalents	$10,902,585	$4,285,833	$41,700,507

Accounts receivable, less allowance for doubtful accounts of $184,864 in 1999 and $576,334 in 2000	4,135,698	6,740,274	6,740,274

Unbilled revenue	—	59,256	59,256

Inventory	10,000	10,000	10,000

Prepaid expenses and other current assets	475,533	1,327,994	1,327,994

Total current assets	15,523,816	12,423,357	49,838,031

Property and equipment:

Computer and office equipment	1,272,017	1,833,520	1,833,520

Furniture and fixtures	252,914	254,307	254,307

	1,524,931	2,087,827	2,087,827

Accumulated depreciation and amortization	(522,238)	(648,733)	(648,733)

	1,002,693	1,439,094	1,439,094

Software development costs, net of accumulated amortization of $254,530 in 1999 and $296,470 in 2000	349,602	307,662	307,662

Intangible assets:

Goodwill	3,128,133	3,128,133	3,128,133

Covenants not to compete	2,280,400	2,280,400	2,280,400

	5,408,533	5,408,533	5,408,533

Accumulated amortization	(635,872)	(953,809)	(953,809)

	4,772,661	4,454,724	4,454,724

Other assets	634,000	978,515	978,515

Total assets	$22,282,772	$19,603,352	$57,018,026

	December 31,		Pro Forma
	1999	March 31, 2000	March 31, 2000

			(Unaudited —
		(Unaudited)	Note 7)
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:

Accounts payable and accrued expenses	$1,971,649	$2,649,619	$2,649,619

Accrued compensation and related costs	384,050	164,860	164,860

Deferred revenue	1,196,970	1,814,157	1,814,157

Borrowings under revolving promissory note	1,000,000	1,000,000	1,000,000

Current portion of long-term debt	316,802	373,087	373,087

Total current liabilities	4,869,471	6,001,723	6,001,723

Long-term debt, less current portion	473,592	484,715	484,715

Total liabilities	5,343,063	6,486,438	6,486,438

Commitments and contingencies	—	—	—

Series A redeemable convertible preferred stock, $.001 par value; 8,064,877 shares authorized, 3,024,333 issued and outstanding in 1999 and 2000 (none pro forma); aggregate liquidation preference of $2,511,123 in 1999 and $2,551,123 in 2000	8,065,000	27,218,997	—

Series B redeemable convertible preferred stock, $.001 par value; 9,647,920 shares authorized, 3,617,978 issued and outstanding in 1999 and 2000 (none pro forma); aggregate liquidation preference of $7,228,438 in 1999 and $7,358,936 in 2000	9,647,920	32,561,802	—

Series C redeemable convertible preferred stock, $.001 par value, 26,092,770 shares authorized, 9,315,395 shares issued and outstanding in 1999 and 2000 (none pro forma); aggregate liquidation preference of $25,765,854 in 1999 and $26,276,804 in 2000	25,765,854	83,838,555	—

Series D redeemable convertible preferred stock, $.001 par value, 6,817,239 shares authorized, no shares issued and outstanding actual and pro forma	—	—	—

Stockholders’ equity (deficit):

Common stock, $.001 par value; 75,714,665 shares authorized; 5,940,800 and 6,994,809 shares issued and outstanding in 1999 and 2000, respectively (29,708,982 shares pro forma)	5,941	6,995	29,709

Additional paid-in capital	—	—	181,011,314

Accumulated deficit	(26,559,262)	(130,517,502)	(130,517,502)

Accumulated other comprehensive income	14,256	8,067	8,067

Total stockholders’ equity (deficit)	(26,539,065)	(130,502,440)	50,531,588

Total liabilities and stockholders’ equity (deficit)	$22,282,772	$19,603,352	$57,018,026

See accompanying notes.

SEQUOIA SOFTWARE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended March 31,

	1999	2000

	(Unaudited)

Revenues:

Licenses	$304,399	$3,000,424

Services and maintenance	608,749	895,000

Hardware	136,742	144,982

	1,049,890	4,040,406

Cost of revenues:

Cost of licenses	33,267	259,097

Cost of services and maintenance	392,560	845,715

Cost of hardware	131,706	114,231

	557,533	1,219,043

Gross profit	492,357	2,821,363

Operating expenses:

Research and development	484,492	1,858,008

Sales and marketing	918,215	3,739,817

General and administrative	265,014	1,079,272

Bad debt expense	—	576,334

	1,667,721	7,253,431

Loss from operations	(1,175,364)	(4,432,068)

Other income (expense):

Interest expense	(7,546)	(52,711)

Other income, net	6,410	52,807

Net loss	(1,176,500)	(4,431,972)

Accretion of Series A redeemable convertible preferred stock to estimated mandatory redemption value	—	(19,153,997)

Accretion of Series B redeemable convertible preferred stock to estimated mandatory redemption value	(130,498)	(22,913,882)

Accretion of Series C redeemable convertible preferred stock to estimated mandatory redemption value	—	(58,072,701)

Net loss attributable to common stockholders	$(1,306,998)	$(104,572,552)

Basic and diluted loss per common share attributable to common stockholders	$(0.34)	$(16.00)

See accompanying notes.

SEQUOIA SOFTWARE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended March 31,

	1999	2000

	(Unaudited)

Operating activities

Net loss	$(1,176,500)	$(4,431,972)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	48,664	126,495

Amortization of software development costs	33,266	41,940

Amortization of intangible assets	—	317,937

Non-cash compensation expense	43,782	280,891

Changes in operating assets and liabilities:

Accounts receivable	(167,501)	(2,604,576)

Unbilled revenue	(517,869)	(59,256)

Prepaid expenses and other current assets	14,651	(852,461)

Accounts payable and accrued expenses	174,561	333,455

Accrued compensation and related costs	(8,445)	(219,190)

Deferred revenue	33,824	617,187

Net cash used in operating activities	(1,521,567)	(6,449,550)

Investing activities

Purchases of property and equipment	(164,087)	(562,896)

Net cash used in investing activities	(164,087)	(562,896)

Financing activities

Proceeds from borrowings under long-term debt arrangements	—	125,021

Payments under long-term debt arrangements	(20,955)	(57,613)

Proceeds from stock option exercises	—	334,475

Net cash provided by (used in) financing activities	(20,955)	401,883

Effect of exchange rate changes on cash	2,050	(6,189)

Net change in cash and cash equivalents	(1,704,559)	(6,616,752)

Cash and cash equivalents at beginning of period	1,873,193	10,902,585

Cash and cash equivalents at end of period	$168,634	$4,285,833

See accompanying notes.

SEQUOIA SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2000

1.  Basis of Presentation

      The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

      For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1999 included in the Company’s registration statement on Form S-1, as amended, filed in February 2000.

2.  Use of Estimates

      Accounts receivable at March 31, 2000 includes $1.0 million due from one customer under a subcontract arrangement. The Company performed software modification, customization and related services under their subcontract in 1997, 1998 and 1999. At March 31, 2000, the amount owed to the Company is past due as a result of a dispute between the general contractor and the general contractor’s customer that has not currently allowed the general contractor to collect certain fees billed. The Company is not a party to the dispute, and expects that it will collect the amount owed in 2000. However, due to uncertainties surrounding the resolution of the dispute and the resultant effect on the general contractor’s ability to meet its obligations, it is reasonably possible that management’s estimate of the recoverability of this account receivable may change in the near term. Management is unable at the current time to make an estimate of the range of the possible loss that may be incurred when this receivable is ultimately settled.

3.  Loss Per Share

      The following table sets forth the computation of historical basic and diluted earnings per share:

	Three months ended
	March 31,

	1999	2000

Numerator:

Net loss	$(1,176,500)	$(4,431,972)

Accretion of Series A redeemable convertible preferred stock to fair value	—	(19,153,997)

Accretion of Series B redeemable convertible preferred stock to fair value	(130,498)	(22,913,882)

Accretion of Series C redeemable convertible preferred stock to fair value	—	(58,072,701)

	$(1,306,998)	$(104,572,552)

Denominator:

Weighted-average number of shares of common stock outstanding	3,830,444	6,537,068

Basic and diluted loss per common share	$(0.34)	$(16.00)

SEQUOIA SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

      Basic loss per share is based upon the average number of shares of common stock outstanding during the period. Diluted loss per common share is equal to basic loss per common share because if potentially dilutive securities were included in the computation, the result would be anti-dilutive. These potentially dilutive securities consist of convertible preferred stocks, stock options and warrants.

      Supplemental pro forma basic and diluted loss per common share for the three months ended March 31, 2000 is presented to disclose the effect on loss per share of the assumed conversion of securities which converted into common stock upon the closing of the Company’s initial public offering in May 2000. For purposes of the pro forma computation, the convertible securities are assumed to have been converted on January 1, 2000 or the issuance dates, whichever dates are later.

Numerator:

Net loss	$(4,431,972)

Denominator:

Shares used in historical calculation	6,537,068

Add:

Pro forma conversion of Series A redeemable convertible preferred stock	3,024,333

Pro forma conversion of Series B redeemable convertible preferred stock	3,617,978

Pro forma conversion of Series C redeemable convertible preferred stock	9,315,395

Pro forma exercise and conversion of Series D redeemable convertible preferred stock	2,556,467

Denominator for pro forma loss per share	25,051,241

Supplemental pro forma basic and diluted loss per common share	$(0.18)

4.  Deferred Revenue

      The components of deferred revenue consist of the following:

	December 31,	March 31,
	1999	2000

Software licenses	$81,953	$810,653

Maintenance	1,115,017	1,003,504

	$1,196,970	$1,814,157

SEQUOIA SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

5.  Redeemable Convertible Preferred Stock

      The activity in the Series A redeemable convertible preferred stock (“Series A”), Series B redeemable convertible preferred stock (“Series B”), and Series C redeemable convertible preferred stock (“Series C”) for the three months ended March 31, 2000 is as follows (amounts in thousands):

	Series A		Series B		Series C

	Shares	Amount	Shares	Amount	Shares	Amount

Balance at January 1, 2000	3,024	$8,065	3,618	$9,648	9,315	$25,766

Accretion to estimated mandatory redemption value	—	19,154	—	22,914	—	58,072

Balance at March 31, 2000	3,024	$27,219	3,618	$32,562	9,315	$83,838

      At March 31, 2000, the Series A, B and C are stated at their estimated fair value of $9.00 per share.

6.  Stockholders’ Equity (Deficit)

      The activity in stockholders’ equity (deficit) for the three months ended March 31, 2000 is as follows:

	Common Stock				Accumulated
			Additional		Other
	Number		Paid-In	Accumulated	Comprehensive
	of Shares	Amount	Capital	Deficit	Income	Total

Balance at January 1, 2000	5,940,800	$5,941	$—	$(26,559,262)	$14,256	$(26,539,065)

Issuance of common stock for cash upon exercise of stock options	1,054,009	1,054	333,421	—	—	334,475

Stock compensation from stock option grants	—	—	280,891	—	—	280,891

Accretion of Series A redeemable convertible preferred stock to estimated mandatory redemption value	—	—	(614,312)	(18,539,685)	—	(19,153,997)

Accretion of Series B redeemable convertible preferred stock to estimated mandatory redemption value	—	—	—	(22,913,882)	—	(22,913,882)

Accretion of Series C redeemable convertible preferred stock to estimated mandatory redemption value	—	—	—	(58,072,701)	—	(58,072,701)

Net loss for the three months ended March 31, 2000	—	—	—	(4,431,972)	—	(4,431,972)

Other comprehensive income (loss) — foreign currency translation adjustment	—	—	—	—	(6,189)	(6,189)

Comprehensive income (loss)	—	—	—	—	—	(4,438,161)

Balance at March 31, 2000	6,994,809	$6,995	$—	$(130,517,502)	$8,067	$(130,502,440)

SEQUOIA SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

7.  Subsequent Events and Pro Forma Balance Sheet

      In May 2000 the Company completed an initial public offering of 4,200,000 shares of common stock that met the criteria for the automatic conversion of the outstanding Series A, Series B and Series C into common stock. Also in May 2000, just prior to the closing of the initial public offering, warrants to purchase 2,556,467 shares of Series D redeemable convertible preferred stock (“Series D”) were exercised by their holders, each at an exercise price of $3.00 per share. Upon the closing of the initial public offering, the Series D automatically converted into common stock.

      The following table summarizes the components of the pro forma balance sheet after giving effect to (1) the exercise of warrants to purchase 2,556,467 shares of Series D at an exercise price of $3.00 per share; (2) the conversion of all of the outstanding shares of Series A, Series B, Series C and Series D into 18,514,173 shares of common stock; and, (3) the issuance of 4,200,000 shares of common stock for net proceeds of approximately $29.7 million (in thousands):

	Historical		Pro Forma

	March 31,		March 31,
	2000	Adjustments	2000

ASSETS

Current assets:

Cash and cash equivalents	$4,286	$37,415	$41,701

Other current assets	8,138	—	8,138

Total current assets	12,424	37,415	49,839

Property and equipment, net	1,439	—	1,439

Other assets	5,741	—	5,741

Total assets	$19,604	$37,415	$57,019

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:

Accounts payable and accrued expenses	$2,650	$—	$2,650

Other current liabilities	3,352	—	3,352

Total current liabilities	6,002	—	6,002

Long-term debt	485	—	485

Series A	27,219	(27,219)	—

Series B	32,562	(32,562)	—

Series C	83,839	(83,839)	—

Stockholders’ equity (deficit):

Common stock	7	23	30

Additional paid-in capital	—	181,012	181,012

Accumulated deficit	(130,518)	—	(130,518)

Accumulated other comprehensive income	8	—	8

Total stockholders’ equity (deficit)	(130,503)	181,035	50,532

Total liabilities and stockholders’ equity (deficit)	$19,604	$37,415	$57,019

SEQUOIA SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      We are a leading provider of XML-based Internet infrastructure software for creating interactive e-business portals. Interactive portals are a new generation of e-business solutions that are designed to tap into today’s vast corporate and Internet information reservoirs in order to bring the right information to the right people at the right time. This new type of XML-based information portal is distinctively capable of intelligently aggregating data and content from disparate sources, personalizing that information based upon a user’s profile, and enabling the user to interact with the original information source. These capabilities meet a growing need for software products that can sift through the increasing volumes of corporate and Internet-based information to identify and facilitate new e-business opportunities. From corporate intranets and extranets to Internet-based content and commerce providers, our products address a growing demand for a new breed of dynamic, flexible and standards-based e-business software that brings information and people together.

      Sequoia Software was founded in March 1992. During the period from our inception to 1996, we generated revenues primarily from developing custom software products that provided information management functionality to our customers. Beginning in early 1996, we saw potential for a new generation of software, based on Internet standards and designed to bring the right information to the right people at the right time. By early 1998, we had transitioned our business model from custom information technology products and services to pre-packaged, XML-based software licensing, professional services and maintenance. This transition is reflected in our financial results and should be considered when performing historical comparisons. We commercially released our first XML-based software product in November 1998, and we released XPS in March 1999. We released a subsequent version of XPS in December 1999. We have grown from 56 employees as of December 31, 1998 to 174 employees as of March 31, 2000.

      On July 1, 1999, we acquired Radian Systems for an aggregate purchase price of approximately $5.0 million in cash and stock. We accounted for the acquisition using the purchase method of accounting. As such, the results of operations of Radian Systems have been included in our results of operations beginning July 1, 1999, and the acquired net assets were recorded at their estimated fair value on July 1, 1999. We recorded approximately $5.4 million of goodwill and other identifiable intangible assets in connection with this acquisition, which are being amortized over a three, four or five-year period.

      We derive our revenues from software licenses, maintenance and services. In addition, we have previously sold hardware purchased from third parties for the convenience of our customers. Licenses for our software typically contain multiple elements, including the product license, maintenance and other services. We allocate the total arrangement fee among each deliverable based on the relative fair value of each of the deliverables determined based on specific objective evidence.

      License revenues include fees from the sale of our XPS software as well as third-party software. Some of the software that we have developed is licensed under contractual arrangements that, in addition to the delivery of software, require significant modification and customization of the software. These arrangements are accounted for using the percentage of completion method, with progress to completion measured based on labor costs incurred.

      Sales of our software and third-party software are recognized when persuasive evidence of an arrangement exists, delivery has occurred, and the fee is fixed or determinable and probable of collection. Software license fees billed and not recognized as revenue are included in deferred revenue.

      Our services include installation, basic consulting, as well as software customization and modification to meet specific customer needs. Service fees that are provided under long-term contracts to install and customize our software or third-party software are recognized using the percentage of completion method. Progress to completion is measured using costs incurred compared to estimated total costs, or contract milestones.

      Our maintenance includes telephone support, bug fixes, and rights to upgrades on a when and if available basis associated with software licenses. These fees are collected in advance and recognized ratably over the maintenance period. Unrecognized maintenance fees are included in deferred revenues. During 1998, 43 customers entered into software maintenance and support contracts and of these contracts, 51% were renewed in 1999. The majority of these contracts provided support for Radian Systems’ products. We expect the majority of customers purchasing XPS to enter into maintenance and support contracts.

      We sell hardware purchased from third parties as a convenience to our customers. These revenues are recognized when the hardware is shipped. We expect that the sale of hardware will not continue to be a material part of our operations as we transition our business model from custom information technology products and services to pre-packaged software licensing, services and maintenance.

      In general, our license revenues generated from the sale of XPS software have lower costs than service revenues resulting in a favorable impact to our operations. Conversely, our service revenues have higher costs than license revenues including compensation and costs of third-party consultants resulting in a less favorable impact to our operations.

      Our cost of license revenues includes expenses pertaining to manufacturing, packaging and distributing our products and related documentation. Subsequent to June 30, 1999, as a result of our acquisition of Radian Systems, our cost of license revenues also included the cost of purchased third-party licenses sold to our customers. Cost of license revenues also includes the amortization of capitalized software development costs. Our cost of services and maintenance includes salaries and related expenses for our expert product services organization, costs of third-party consultants, and an allocation for overhead and recruitment.

      Research and development expenses consist of new software development, the costs associated with our in-house development staff, and contract software developers. The costs associated with this in-house development staff consist primarily of salaries, as well as other related expenses. From time to time, this in-house development staff is supported by outside developers on a contractual basis. The costs for the development of new software products and substantial enhancements to existing software products are expensed as research and development costs are incurred until technological feasibility has been established, at which time any additional development costs are capitalized until the product is available for general release to customers. We define the establishment of technological feasibility as the completion of a working model of the software product that has been tested to be consistent with the product design specifications.

      Sales and marketing expenses consist of salaries and related costs, as well as direct marketing costs, including trade shows, public relations, advertising, marketing materials and market research. We currently license our products primarily through our direct sales force. Additionally, we focus on working with our indirect channel partners, as well as identifying new indirect channel partners. These costs are expensed as incurred.

      General and administrative expenses include our personnel and other costs associated with management, finance, human resources and information services activities. We intend to hire a significant number of employees in the future. This expansion places significant demands on our management and operational resources. To manage our rapid growth and increased demand, we must invest in and implement scalable operating systems, procedures and controls. We expect future expansion to continue to challenge our ability to hire, train, manage and retain qualified employees. These costs are expensed as incurred.

      Since our inception, we have incurred substantial costs to develop our technology and products, to recruit and train personnel for our research and development, sales and marketing and professional services departments and to establish an administrative infrastructure. As a result, as of March 31, 2000, we had an accumulated deficit of $130.5 million after accretion of our redeemable convertible preferred stock. We believe our success depends on rapidly increasing our customer base, further developing XPS and introducing new product enhancements into the marketplace. We intend to continue to invest heavily in research and development and sales and marketing. We therefore expect to continue to incur substantial operating losses for the foreseeable future.

Results of Operations

      License revenues increased 886.8% to $3.0 million in the first quarter of 2000 from $304,000 in the first quarter of 1999. This increase was a result of increased market acceptance of our XML-based product, XPS, released in March 1999. Our license revenues from the sale of XPS were $2.7 million in the first quarter of 2000, compared to $300,000 of sales of the predecessor to XPS in the first quarter of 1999. We sold XPS to 20 customers in the first quarter of 2000 compared to sales to 3 customers of the predecessor product in the first quarter of 1999.

      The remaining increase in license revenues resulted from increased sales of third-party software that we acquired from Radian Systems. We expect that future sales of third-party software will be insignificant, and that sales of XPS will comprise most of our license revenues in future periods.

      Services and maintenance revenues increased 46.9% to $895,000 in the first quarter of 2000 from $609,000 in the first quarter of 1999. This increase was principally related to increased maintenance fees from a larger customer base in 2000.

      Hardware revenues increased 5.8% to $145,000 in the first quarter of 2000 from $137,000 in the first quarter of 1999. We sell hardware for the convenience of our customers in connection with certain contracts to provide services that we no longer emphasize and we expect that hardware sales will decline significantly as a percentage of our total revenues.

      Cost of Revenues. Cost of license revenues increased 684.8% to $259,000 in the first quarter of 2000 from $33,000 in the first quarter of 1999. Our cost of license revenues increased as a result of a corresponding increase in license revenues. These costs as a percentage of license revenues decreased from 10.9% in the first quarter of 1999 to 8.6% in the first quarter of 2000, due to proportionately more higher-margin XPS sales in the 2000 period.

      The cost of services and maintenance revenues decreased 115.3% to $846,000 in the first quarter of 2000 from $393,000 in the first quarter of 1999. These costs as a percentage of services and maintenance revenue increased from 64.5% in the first quarter of 1999 to 94.5% in the first quarter of 2000, principally as a result of an unexpected loss on one contract of approximately $330,000 in the first quarter of 2000. This contract was acquired as part of the Radian Systems acquisition.

      The cost of hardware revenues decreased 13.6% to $114,000 in the first quarter of 2000 from $132,000 in the first quarter of 1999.

  Operating Expenses

      Research and Development. Research and development expenses increased 283.9% to $1.9 million in the first quarter of 2000 from $484,000 in the first quarter of 1999. The increase was due to the hiring of additional personnel in our research and development department and an increase in the use of contract software developers. We also recognized $70,000 of stock compensation expense in the first quarter of 2000 related to stock options granted to our research and development employees. As a percentage of total revenues, research and development expenses remained constant at 46% for the quarters ended March 31, 2000 and 1999.

      We expect an increase in research and development expenses resulting from rising salaries and recruiting costs in the highly competitive market for software engineers. We also anticipate that further increases in the number of research and development personnel will be necessary to continue to enhance our XPS product, develop new products and support our growing customer base.

      Sales and Marketing. Sales and marketing expenses increased 307.4% to $3.7 million in the first quarter of 2000 from $918,000 in the first quarter of 1999. The increase was due to the hiring of additional sales and marketing personnel, as well as additional costs associated with selling and marketing XPS. We also recognized $174,000 of stock compensation expense in the first quarter of 2000 related to stock options granted to our sales and marketing employees.

      General and Administrative. General and administrative expenses increased 307.2% to $1.1 million in the first quarter of 2000 from $265,000 in the first quarter of 1999. The increase was due primarily to the hiring of additional administrative personnel and an increase in intangible asset amortization of $318,000. We also recognized $37,000 of stock compensation expense in the first quarter of 2000 related to stock options granted to our administrative employees. General and administrative expenses were 26.7% of total revenues in the first quarter of 2000 compared to 25.2% for the first quarter of 1999.

      Bad Debt Expense. We incurred $576,000 of bad debt expense in the first quarter of 2000 as a result of a contract dispute with a customer for which we performed software customization and modification services in 1999. This contract was acquired as part of the Radian Systems acquisition.

Income Taxes

      We have incurred operating losses in all periods presented and therefore have not recorded income tax expense. We have recorded a valuation allowance for the full amount of our net deferred tax assets and we cannot currently predict the realization of the deferred tax asset. Under the provisions of the Internal Revenue Code, certain substantial changes in our ownership may limit the amount of net operating loss carryforwards that could be used to offset future taxable income.

Liquidity and Capital Resources

      At March 31, 2000 we had cash and cash equivalents of $4.3 million and working capital of $6.4 million.

      Our net cash used in operating activities was $6.4 million in the first quarter of 2000 and $1.5 million in the first quarter of 1999. The increase in cash used in operating activities was due primarily to our net loss excluding non-cash charges (consisting principally of depreciation and amortization, and non-cash compensation expense) and our working capital investments. Our working capital investments consist principally of accounts receivable, prepaid expenses and unbilled revenue. Our accounts receivable and unbilled revenue at the end of any period have significantly fluctuated due to the significant dollar amount of our individual software licensing arrangements and other software services and the timing of the revenue recognition of these arrangements.

      At March 31, 2000, $974,000 of our accounts receivable was due from one customer acting as a general contractor to which we were engaged under a subcontractor arrangement, which required delivery and significant modification and customization of software. The amount owed to us by this customer is past due as a result of a dispute that has not allowed the customer to collect fees that will allow for the payment of our subcontract services. We are not a party to the dispute, and we expect to collect the amount owed in 2000.

      Our net cash used in investing activities was $563,000 in the first quarter of 2000 and $164,000 in the first quarter of 1999. The net cash used in investing activities in the first quarter of 2000 and in the first quarter of 1999 was due exclusively to capital expenditures. Our capital expenditures consisted of purchases of operating resources to manage our operations, including computer hardware and software, office furniture and equipment and leasehold improvements. We expect that our capital expenditures will continue to increase in the future.

      Our net cash provided by financing activities was $402,000 in the first quarter of 2000 and our net cash used by financing activities was $21,000 in the first quarter of 1999. In the first quarter of 2000 we generated $334,000 of cash from the exercise of stock options, and $125,000 from a draw on our equipment line of credit with Silicon Valley Bank.

      We expect to experience significant growth in our operating expenses, particularly research and development and sales and marketing expenses, for the foreseeable future in order to execute our business plan. As a result, we anticipate that such operating expenses, as well as planned capital expenditures, will constitute a material use of our cash resources. In addition, we may utilize cash resources to fund acquisitions of complementary businesses, technologies, or product lines. Further, we do not expect to generate positive cash flows from operating activities until the third quarter of 2002.

      In March 2000, we amended our existing loan agreement with Silicon Valley Bank, which provided a line of credit in an aggregate principal amount of up to $1.0 million and an equipment line of credit in an aggregate principal amount of $750,000, to increase the aggregate available borrowings to $3.5 million. The revolving line of credit is to be used for working capital purposes and the equipment line of credit is to be used only to finance or refinance the purchase of equipment. The revolving line of credit matures on June 25, 2000 and the equipment line of credit matures on February 5, 2003. Interest on the revolving line of credit is payable monthly and accrues interest at the prime rate as announced by Silicon Valley Bank plus 0.75% per annum. Principal payments on the equipment line of credit are due in monthly installments of $20,833 with interest payable monthly at the prime rate as announced by Silicon Valley Bank plus 1.25% per annum. As of March 31, 2000, we had $1.0 million outstanding under the revolving line of credit and $730,000 outstanding under the equipment line of credit. We expect to renew the revolving line of credit maturing on June 25, 2000 on similar or more favorable terms prior to maturity.

      In May 2000, we completed an initial public offering of our common stock which generated net proceeds of approximately $29.7 million. Also in May 2000, warrants to purchase Series D Redeemable Convertible Preferred Stock were exercised by their holders which generated combined net proceeds of $7.7 million. We believe that our net proceeds from the initial public offering and warrant excerises, together with cash and cash equivalents on hand, will be sufficient to meet our cash requirements for at least the next 18 months, including working capital requirements and planned capital expenditures. We may require additional funds for other purposes, and there can be no assurance that additional financing sources will be available or that, if available, the financing will be attainable on terms favorable to us.

Impact of the Year 2000 Issue

      We did not experience any problems on January 1, 2000 and to date, we have not experienced, nor are we aware of, any material Year 2000 issues with any of our internal systems or our services, and we do not anticipate experiencing such issues in the future. Further, we are unaware of any issues with our vendors, suppliers or customers that will materially affect us.

      Our total cost to proactively address our Year 2000 issues was approximately $30,000. The cost of addressing Year 2000 issues was reported as a general and administrative expense. We believe we have identified and resolved all Year 2000 issues that could materially and adversely affect our business operations.

      We have developed contingency plans to be implemented if our efforts to identify and correct Year 2000 issues affecting our internal systems were ineffective. We have adopted the Year 2000 contingency plans as our standard operational contingency plans. Our contingency plans are designed to minimize disruptions or other adverse effects. Our plans include:

•	accelerated replacement of affected equipment or software;

•	short to medium-term use of backup equipment and software;

•	increased work hours for our personnel; and

•	use of contract personnel to correct on an accelerated schedule any Year 2000 issues that arise or to provide manual workarounds for information systems.

Forward-Looking Information

      Certain statements in this Section and elsewhere in this report are forward-looking in nature and relate to trends and events that may affect the Company’s future financial position and operating results. Such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The terms “expect,” “anticipate,” “intend,” and “project” and similar words or expressions are intended to identify forward-looking statements. These statements speak only as of the date of this report. The statements are based on current expectations, are inherently uncertain, are subject to risks, and should be viewed with caution. Actual results and experience may differ materially from the forward-looking statements as a result of many factors, including changes in economic conditions in the markets served by the Company, increasing competition, and other unanticipated events and conditions. It is not possible to foresee or identify all such factors. The Company makes no commitment to update any forward-looking statement or to disclose any facts, events, or circumstances after the date hereof that may affect the accuracy of any forward-looking statement.

ITEM 3.	Quantitative and Qualitative Disclosure of Market Risk

      We are exposed to market risk from changes in interest rates that could affect our future results of operations and financial condition. We manage our exposure to these risks through our regular operating and financing activities.

      The fair value of our cash and cash equivalents would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due to the short-term nature of our portfolio. At March 31, 2000, our investment in interest-bearing securities is not material.

      Our revolving credit facility and equipment term loan bear interest at variable rates, and the fair values of these instruments are not significantly affected by changes in market interest rates. A hypothetical 100 basis point increase in interest rates for one year would increase interest expense by an immaterial amount.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

      The Company is not a party to any material legal proceedings.

ITEM 2.	Changes in Securities

      (a) — (b)  None.

(c)	Between January 1, 2000 and March 31, 2000, we sold an aggregate of 955,318 shares of common stock at purchase prices ranging from $0.027 to $0.347 per share, for an aggregate consideration of $38,508 upon exercise of stock options granted under our stock option agreement and our stock option plan.

In May 2000, we commenced and completed a firm commitment underwritten initial public offering of 4,200,000 shares of our common stock at a price of $8.00 per share. The shares were registered with the Securities and Exchange Commission pursuant to a registration statement on Form S-1 (No. 333-96421), which was declared effective on May 11, 2000. The public offering was underwritten by a syndicate of underwriters led by Lehman Brothers Inc., S.G. Cowen Securities Corporation and Fidelity Capital Markets, a division of National Financial Services Corporation, as their representatives. After deducting underwriting discounts and commissions of approximately $2.4 million and expenses of approximately $1.5 million, we received net proceeds of $29.7  million.

The primary purposes of this offering were to create a public market for our common stock, to improve the incentive mechanism for our employees through stock options, to obtain additional equity capital and to facilitate future access to public markets. While we do not have any specific plans or proposals for the specific allocation of the net proceeds of this offering, we currently anticipate that over the next 12 months we will incur approximately:

     •  $17 million in sales and marketing expenses;

     •  $8 million in research and development;

     •  $3 million in general and administrative expenses; and

     •  $1 million in capital expenditures.

Actual expenditures may vary substantially from these estimates. The amounts and timing of our actual expenditures will depend upon numerous factors, including the status of our product development efforts, marketing and sales activities, and the amount of cash generated by our operations. We may find it necessary or advisable to use portions of these proceeds for other purposes.

As part of our strategy, we may make acquisitions and a portion of the net proceeds from the offering may be used for such purposes. We have no specific understandings, commitments, arrangements or agreements with respect to any acquisition, although we regularly engage in discussions with other companies and assess opportunities on an ongoing basis.

We may be required to obtain additional financings to fund the development of our products and services if, among other reasons, we use a portion of the proceeds from the offering to fund acquisitions, or if our plans or projections change or prove to be inaccurate. We cannot assure you that such additional financings will be available on terms acceptable to us or at all.

We intend to invest any remaining proceeds from the offering in short-term, interest bearing, investment grade marketable securities.

(d)	The Company filed a registration statement under the Securities Act effective May 11, 2000, File No. 333-96421. The offering commenced May 12, 2000, and terminated May 17, 2000 upon the sale of all securities registered. The managing underwriters were Lehman Brothers, Inc., SG Cowen

Securities Corporation, Wit SoundView Corporation and Fidelity Capital Markets, a division of National Financial Services Corporation. The security registered is Common Stock, par value $0.001 per share. The amount registered, the aggregate price of the offering amount registered, the amount sold and the aggregate offering price of the amount sold to date are as follows:

Amount registered:  4,200,000

Aggregate price of offering amount registered:  $33,600,000
Amount sold:  4,200,000
Aggregate offering price of amount sold:  $33,600,000

ITEM 3.	Defaults Upon Senior Securities

      None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

      On February 8, 2000, the Company held a special meeting of its stockholders. At the meeting, the stockholders voted on the following matters: (i) the filing of an amendment to the Company’s charter to effect a one-for-four stock split; (ii) adoption of the Company’s 2000 Stock Incentive Plan; and (iii) the filing of an amendment and restatement of the Company’s charter to be in effect immediately following its initial public offering. The holders of 19,902,447 shares of the Company’s common stock equivalents present either in person or by proxy voted in favor of these resolutions. The holders of 2,371,018 shares of the Company’s common stock equivalents were not present at this meeting either in person or by proxy.

      On April 10, 2000, the Company held a special meeting of its stockholders. At the meeting, the stockholders voted on the following matters: (i) the filing of an amendment and restatement of the Company’s charter to create a new class of preferred stock; (ii) the filing of an amendment to the Company’s charter to increase the Company’s stock option pool; and (iii) the filing of an amendment and restatement of the Company’s charter to be in effect immediately following its initial public offering. The holders of 20,949,859 shares of the Company’s common stock equivalents were present either in person or by proxy and voted in favor of these resolutions. The holders of 1,875,536 shares of the Company’s common stock equivalents were not present at this meeting either in person or by proxy.

ITEM 5.	Other Information

      None.

ITEM 6.	Exhibits and Reports on Form 8-K

      (a)  Exhibits.

Exhibit No.	Description of Exhibit

*3.1	Second Articles of Amendment and Restatement, dated as of May 17, 2000
*3.2	Amended and Restated By-laws, dated as of May 17, 2000
†10.1	Lease Agreement dated August 18, 1995, by and between Principal Mutual Life Insurance Company and Sequoia
†10.1.1	First Amendment to Lease dated October 24, 1997, by and between Principal Mutual Life Insurance Company and Sequoia
†10.1.2	Second Amendment to Lease dated November 9, 1998, by and between Principal Mutual Life Insurance Company and Sequoia
†10.1.3	Third Amendment to Lease dated June 8, 1999, by and between Principal Mutual Life Insurance Company and Sequoia
†10.2	Lease Agreement between Lernout & Hauspie (Ireland) Limited and Redwood Software Europe Limited (d/b/a Sequoia Software Europe)

Exhibit No.	Description of Exhibit

†10.3	Employment Agreement between Sequoia and Richard C. Faint, Jr., dated January 1, 2000
†10.4	Employment Agreement between Sequoia and Mark A. Wesker, dated January 1, 2000
†10.5	Employment Agreement between Sequoia and Anil Sethi, dated January 1, 2000
†10.6	Employment Agreement between Sequoia and Marc E. Rubin, dated January 1, 2000
†10.7	Employment Agreement between Sequoia and Kenneth E. Tighe, dated January 1, 2000
†10.8	Employment Agreement between Sequoia and Gregory G. Heard, dated January 24, 2000
+10.9	Sequoia Software Corporation 2000 Stock Incentive Plan
†10.10	Series B Redeemable Convertible Preferred Stock Purchase Agreement dated July 28, 1998, by and among Sequoia and the investors named therein
†10.11	Amendment No. 1 to Series B Redeemable Convertible Preferred Stock Purchase Agreement dated September 28, 1998, by and among Sequoia and the investors named therein
†10.12	Convertible Promissory Note and Warrant Purchase Agreement dated as of May 10, 1999, by and among Sequoia and the purchasers named therein
†10.13	Amendment to Convertible Promissory Note and Warrant Purchase Agreement and Preferred Stock Purchase Warrant dated March 1, 2000, by and among Sequoia and the purchasers named therein
†10.14	Stock Purchase Agreement dated July 1, 1999, by and among Sequoia, Radian Systems, Inc., Radian, Inc., Timothy B. Fleischer and Kenneth E. Tighe
†10.15	Series C Redeemable Convertible Preferred Stock and Warrant Purchase Agreement dated November 23, 1999, by and among Sequoia, Baker Communications Fund, L.P. and divine interVentures, inc.
†10.16	Lease Agreement dated March 17, 2000, between Merritt — CCP V, LLC and Sequoia
†10.17	Amended and Restated Registration Rights Agreement dated November 23, 1999 by and among Sequoia and the individuals listed on the schedules thereto, as amended.
*27.1	Financial Data Schedule

*  Filed herewith

†  Incorporated herein by reference to the Company’s Registration Statement on Form S-1, No. 333-96421

+	Incorporated herein by reference to the Company’s Registration Statement on Form S-8, No. 333-37096

      (b)  Reports on Form 8-K.

      No reports on Form 8-K were filed during the quarter for which this report is filed.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEQUOIA SOFTWARE CORPORATION
(Registrant)

/s/ GREGORY G. HEARD
Gregory G. Heard
Vice President, Chief Financial Officer and
Treasurer (Principal Financial Officer)

Date: May 17, 2000