Form 10-Q
period 2000-06-30
SEQUOIA SOFTWARE CORP
filed 2000-08-14
CIK 1028442

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2000

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from           to

Commission File Number 000-30581

Sequoia Software Corporation

(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	52-1956677 (I.R.S. Employer Identification No.)

5457 Twin Knolls Road, Columbia, Maryland (Address of principal executive offices)	21045 (Zip Code)

Registrant’s Telephone Number, Including Area Code: (410) 715-0206

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [X].  No  [   ].

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

      Common stock, $0.001 par Value — 30,709,155 shares as of July 31, 2000

SEQUOIA SOFTWARE CORPORATION

PART I. FINANCIAL INFORMATION

SEQUOIA SOFTWARE CORPORATION

Consolidated Balance Sheets

	June 30,	December 31,
	2000	1999

	(unaudited)

ASSETS

Current assets:

Cash and cash equivalents	$38,811,557	$10,902,585

Accounts receivable, less allowance for doubtful accounts of $576,334 in 2000 and $184,864 in 1999	6,193,379	4,135,698

Inventory	72,000	10,000

Prepaid expenses and other current assets	943,159	475,533

Total current assets	46,020,095	15,523,816

Property and equipment:

Computer and office equipment	2,495,618	1,272,017

Furniture and fixtures	259,808	252,914

	2,755,426	1,524,931

Accumulated depreciation and amortization	(819,935)	(522,238)

	1,935,491	1,002,693

Software development costs, net of accumulated amortization of $353,022 in 2000 and $254,530 in 1999	883,964	349,602

Intangible assets:

Goodwill	3,128,133	3,128,133

Covenants not to compete	2,280,400	2,280,400

	5,408,533	5,408,533

Accumulated amortization	(1,271,746)	(635,872)

	4,136,787	4,772,661

Other assets	2,350,450	634,000

Total assets	$55,326,787	$22,282,772

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:

Accounts payable and accrued expenses	$1,277,136	$1,971,649

Accrued compensation and related costs	641,394	384,050

Deferred revenue	718,860	1,196,970

Borrowings under revolving promissory note	1,000,000	1,000,000

Current portion of long-term debt	341,440	316,802

Total current liabilities	3,978,830	4,869,471

Long-term debt, less current portion	416,667	473,592

Total liabilities	4,395,497	5,343,063

Commitments and contingencies	—	—

Series A redeemable convertible preferred stock, $.001 par value; 8,064,877 shares authorized in 1999; 3,024,333 shares issued and outstanding in 1999; aggregate liquidation preference of $2,511,123 in 1999; no shares authorized, issued and outstanding at June 30, 2000	—	8,065,000

Series B redeemable convertible preferred stock, $.001 par value; 9,647,920 shares authorized in 1999; 3,617,978 shares issued and outstanding in 1999; aggregate liquidation preference of $7,228,438 in 1999; no shares authorized, issued and outstanding at June 30, 2000	—	9,647,920

Series C redeemable convertible preferred stock, $.001 par value, 26,092,770 shares authorized in 1999; 9,315,395 shares issued and outstanding in 1999; aggregate liquidation preference of $25,765,854 in 1999; no shares authorized, issued and outstanding at June 30, 2000	—	25,765,854

Series D redeemable convertible preferred stock, $.001 par value, 6,817,239 shares authorized in 1999; no shares issued and outstanding in 1999; no shares authorized, issued and outstanding at June 30, 2000	—	—

Stockholders’ equity (deficit):

Common stock, $.001 par value; 150,000,000 shares authorized; 30,665,113 and 5,940,800 shares issued and outstanding in 2000 and 1999, respectively	30,665	5,941

Additional paid-in capital	183,378,598	—

Accumulated deficit	(132,480,018)	(26,559,262)

Accumulated other comprehensive income	2,045	14,256

Total stockholders’ equity (deficit)	50,931,290	(26,539,065)

Total liabilities and stockholders’ equity (deficit)	$55,326,787	$22,282,772

See accompanying notes.

SEQUOIA SOFTWARE CORPORATION

Consolidated Statements of Operations (unaudited)

	Three months ended June 30,		Six months ended June 30,

	2000	1999	2000	1999

Revenues:

Licenses	$3,329,182	$650,313	$6,329,606	$954,712

Services and maintenance	955,951	393,870	1,850,951	1,002,619

Hardware	45,567	1,110	190,549	137,852

	4,330,700	1,045,293	8,371,106	2,095,183

Cost of revenues:

Cost of licenses	594,856	50,511	853,953	83,778

Cost of services and maintenance	727,822	361,300	1,573,537	753,598

Cost of hardware	44,747	—	158,978	131,706

	1,367,425	411,811	2,586,468	969,082

Gross profit	2,963,275	633,482	5,784,638	1,126,101

Operating expenses:

Research and development	1,533,572	546,068	3,391,580	1,030,560

Sales and marketing	5,218,063	1,237,828	8,957,880	2,156,043

General and administrative	1,496,169	311,369	2,575,441	576,383

Bad debt expense	—	30,085	576,334	30,085

	8,247,804	2,125,350	15,501,235	3,793,071

Loss from operations	(5,284,529)	(1,491,868)	(9,716,597)	(2,666,970)

Other income (expense):

Interest expense	(58,137)	(44,585)	(110,848)	(52,131)

Other income, net	285,909	2,620	338,716	9,030

Net loss	(5,056,757)	(1,533,833)	(9,488,729)	(2,710,071)

Decrease (accretion) of Series A redeemable convertible preferred stock to estimated mandatory redemption value	3,024,333	—	(16,129,664)	—

Decrease (accretion) of Series B redeemable convertible preferred stock to estimated mandatory redemption value	3,617,978	(130,498)	(19,295,904)	(260,996)

Decrease (accretion) of Series C redeemable convertible preferred stock to estimated mandatory redemption value	9,242,768	—	(48,829,933)	—

Accretion of Series D redeemable convertible preferred stock to estimated mandatory redemption value	(12,790,838)	—	(12,790,838)	—

Net loss attributable to common stockholders	$(1,962,516)	$(1,664,331)	$(106,535,068)	$(2,971,067)

Basic and diluted loss per common share attributable to Common stockholders	$(0.10)	$(0.43)	$(8.09)	$(0.78)

See accompanying notes.

SEQUOIA SOFTWARE CORPORATION

Consolidated Statements of Cash Flows (unaudited)

	Six months ended June 30,

	2000	1999

Operating Activities:

Net loss	$(9,488,729)	$(2,710,071)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	297,697	108,489

Amortization of software development costs	98,492	66,532

Amortization of intangible assets	635,874	—

Non-cash compensation expense	654,403	49,006

Non-cash sales of software licenses and services	(1,716,450)	(450,000)

Changes in operating assets and liabilities:

Accounts receivable	(2,057,681)	(364,763)

Unbilled revenue	—	(474,234)

Inventory	(62,000)	—

Prepaid expenses and other current assets	(467,626)	(25,170)

Accounts payable and accrued expenses	(694,513)	268,410

Accrued compensation and related costs	257,344	5,173

Deferred revenue	(478,110)	32,574

Net cash used in operating activities	(13,021,299)	(3,494,054)

Investing Activities:

Capitalized software development costs	(632,854)	—

Purchases of property and equipment	(1,230,495)	(288,419)

Net cash used in investing activities	(1,863,349)	(288,419)

Financing Activities:

Proceeds from borrowings under long-term debt arrangements	125,021	1,903,000

Proceeds from borrowing under revolving promissory note	—	510,250

Payments under long-term debt arrangements	(157,308)	(19,298)

Proceeds from exercise of warrants to purchase Series C preferred stock	37,885	—

Proceeds from exercise of warrants to purchase Series D preferred stock	7,660,898	—

Proceeds from issuance of common stock, net of offering expenses	34,092,580	—

Proceeds from common stock option and warrant exercises	1,046,755	—

Net cash provided by financing activities	42,805,831	2,393,952

Effect of exchange rate changes on cash	(12,211)	8,741

Net change in cash and cash equivalents	27,908,972	(1,379,780)

Cash and cash equivalents at Beginning of Period	10,902,585	1,873,193

Cash and cash equivalents at End of Period	$38,811,557	$493,413

See accompanying notes.

SEQUOIA SOFTWARE CORPORATION

Notes to Consolidated Financial Statements

June 30, 2000
(unaudited)

1.  Basis of Presentation

      The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

      For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1999 included in the Company’s registration statement on Form S-1, effective as of May 12, 2000.

2.  Use of Estimates

      Accounts receivable at June 30, 2000 includes $1.0 million due from one customer under a subcontract arrangement. The Company performed software modification, customization and related services under their subcontract in 1997, 1998 and 1999. At June 30, 2000, the amount owed to the Company is past due as a result of a dispute between the general contractor and the general contractor’s customer that has not currently allowed the general contractor to collect certain fees billed. The Company is not a party to the dispute. On July 13, 2000, the Company filed a Complaint for Damages against the general contractor seeking a judgment in the amount of $1.0 million. Management believes that the Company will prevail in this action and expects that it will collect the amount owed. However, due to uncertainties surrounding the resolution of the dispute and the resultant effect on the general contractor’s ability to meet its obligations, it is reasonably possible that management’s estimate of the recoverability of this account receivable may change in the near term. Management is unable at the current time to make an estimate of the range of the possible loss that may be incurred when this receivable is ultimately settled.

3.  Loss Per Share

      The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended		Six months ended
	June 30,		June 30,

	2000	1999	2000	1999

Numerator:

Net loss	$(5,056,757)	$(1,533,833)	$(9,488,729)	$(2,710,071)

Decrease (accretion) of Series A redeemable convertible preferred stock to fair value	3,024,333	—	(16,129,664)	—

Decrease (accretion) of Series B redeemable convertible preferred stock to fair value	3,617,978	(130,498)	(19,295,904)	(260,996)

Decrease (accretion) of Series C redeemable convertible preferred stock to fair value	9,242,768	—	(48,829,933)	—

Accretion of Series D redeemable convertible preferred stock to fair value	(12,790,838)	—	(12,790,838)	—

	$(1,962,516)	$(1,664,331)	$(106,535,068)	$(2,971,067)

SEQUOIA SOFTWARE CORPORATION

Notes to Consolidated Financial Statements — (Continued)

June 30, 2000
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,

	2000	1999	2000	1999

Denominator:

Weighted-average number of shares of common stock outstanding	19,796,932	3,835,183	13,167,002	3,832,827

Basic and diluted loss per common share	$(0.10)	$(0.43)	$(8.09)	$(0.78)

      Basic loss per share is based upon the average number of shares of common stock outstanding during the period. Diluted loss per common share is equal to basic loss per common share because if potentially dilutive securities were included in the computation, the result would be anti-dilutive. These potentially dilutive securities consist of stock options, warrants and the effect of convertible preferred stocks prior to their conversion to common stock.

4.  Other Assets

      During the period from January 1, 2000 through June 30, 2000, the Company sold software licenses and services to three customers totaling $1,716,450 in return for the right to receive non-marketable equity securities with an estimated fair value equal to the fair value of the licenses and services provided. The Company has classified these accounts receivable as other assets at June 30, 2000 since the securities that will be received in payment of the balances owed will be classified as long-term.

5.  Deferred Revenue

      The components of deferred revenue consist of the following:

	June 30,	December 31,
	2000	1999

Software licenses	$25,000	$81,953

Maintenance	693,860	1,115,017

	$718,860	$1,196,970

6.  Redeemable Convertible Preferred Stock and Warrants

      The activity in the Series A redeemable convertible preferred stock (“Series A”), Series B redeemable convertible preferred stock (“Series B”), Series C redeemable convertible preferred stock (“Series C”), and

SEQUOIA SOFTWARE CORPORATION

Notes to Consolidated Financial Statements — (Continued)

June 30, 2000
(unaudited)

Series D redeemable convertible preferred stock (“Series D”) for the six months ended June 30, 2000 is as follows (amounts in thousands):

	Series A		Series B		Series C		Series D

	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance at January 1, 2000	3,024	$8,065	3,618	$9,648	9,315	$25,766	—	$—

Exercise of warrants to purchase Series C					14	38

Exercise of warrants to purchase Series D	—	—	—	—	—	—	2,557	7,661

Accretion to estimated mandatory redemption value	—	16,130	—	19,296	—	48,830	—	12,791

Conversion of redeemable convertible preferred stock to common stock	(3,024)	(24,195)	(3,618)	(28,944)	(9,329)	(74,634)	(2,557)	(20,452)

Balance at June 30, 2000	—	$—	—	$—	—	$—	—	$—

7.  Stockholders’ Equity (Deficit)

      The activity in stockholders’ equity (deficit) for the six months ended June 30, 2000 is as follows (amounts in thousands):

	Common Stock				Accumulated
			Additional		Other
	Number		Paid-In	Accumulated	Comprehensive
	of Shares	Amount	Capital	Deficit	Income	Total

Balance at January 1, 2000	5,941	$6	$—	$(26,559)	$14	$(26,539)

Issuance of common stock for cash upon exercise of stock options and warrants	1,366	1	1,045	—	—	1,046

Stock compensation from stock option grants	—	—	654	—	—	654

Accretion of Series A redeemable convertible preferred stock to estimated mandatory redemption value	—	—	(614)	(15,516)	—	(16,130)

Accretion of Series B redeemable convertible preferred stock to estimated mandatory redemption value	—	—	—	(19,296)	—	(19,296)

Accretion of Series C redeemable convertible preferred stock to estimated mandatory redemption value	—	—	—	(48,830)	—	(48,830)

Accretion of Series D redeemable convertible preferred stock to estimated mandatory redemption value	—	—	—	(12,791)	—	(12,791)

Issuance of common stock in initial public offering, net of issuance costs of $4,547,420	4,830	5	34,088	—	—	34,093

SEQUOIA SOFTWARE CORPORATION

Notes to Consolidated Financial Statements — (Continued)

June 30, 2000
(unaudited)

	Common Stock				Accumulated
			Additional		Other
	Number		Paid-In	Accumulated	Comprehensive
	of Shares	Amount	Capital	Deficit	Income	Total

Conversion of redeemable convertible preferred stock to common stock	18,528	$19	$148,206	—	—	$148,225

Net loss for the six months ended June 30, 2000	—	—	—	$(9,489)	—	(9,489)

Other comprehensive income (loss) — foreign currency translation adjustment	—	—	—	—	$(12)	(12)

Comprehensive income (loss)	—	—	—	—	—	(9,501)

Balance at June 30, 2000	30,665	$31	$183,379	$(132,481)	$2	$50,931

8.  Significant Customers and Concentration of Credit Risk

      For the three and six month periods ended June 30, 2000, two customers accounted for 44% and 28% of revenue, respectively.

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

      Sequoia Software was founded in March 1992. During the period from our inception to 1996, we generated revenues primarily from developing custom software products that provided information management functionality to our customers. Beginning in early 1996, we saw potential for a new generation of software, based on Internet standards and designed to bring the right information to the right people at the right time. By early 1998, we had transitioned our business model from custom information technology products and services to pre-packaged, XML-based software licensing, professional services and maintenance. This transition is reflected in our financial results and should be considered when performing historical comparisons. We commercially released our first XML-based software product in November 1998, and we released XPS in March 1999. We released subsequent versions of XPS in December 1999 and June 2000. We have grown from 142 employees as of December 31, 1999 to 191 employees as of June 30, 2000.

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

      We derive our revenues from software licenses, maintenance and services. In addition, we have previously sold hardware purchased from third parties for the convenience of our customers. Licenses for our software often contain multiple elements, including the product license, maintenance and other services. We allocate the total arrangement fee among each deliverable based on the relative fair value of each of the deliverables determined based on specific objective evidence.

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

      Research and development expenses consist of new software development, the costs associated with our in-house development staff, and contract software developers. The costs associated with this in-house development staff consist primarily of salaries, as well as other related expenses. From time to time, this in-house development staff is supported by outside developers on a contractual basis. The costs for the development of new software products and substantial enhancements to existing software products are expensed as research and development costs as incurred until technological feasibility has been established, at which time any additional development costs are capitalized until the product is available for general release to customers. We define the establishment of technological feasibility as the completion of a working model of the software product that has been tested to be consistent with the product design specifications.

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

      Since our inception, we have incurred substantial costs to develop our technology and products, to recruit and train personnel for our research and development, sales and marketing and professional services departments and to establish an administrative infrastructure. As a result, as of June 30, 2000, we had an accumulated deficit of $132.5 million, which includes cumulative accretion of our redeemable convertible preferred stock of $106.4 million. We believe our success depends on rapidly increasing our customer base, further developing XPS and introducing new product enhancements into the marketplace. We intend to continue to invest heavily in research and development and sales and marketing. We therefore expect to continue to incur substantial operating losses for the foreseeable future.

Results of Operations

      License revenues increased 412% to $3.3 million in the second quarter of 2000 from $650,000 in the second quarter of 1999. For the six months ended June 30, 2000, license revenues increased 563% to $6.3 million as compared to $955,000 for the comparable period during 1999. License revenues increased due to the growth of market acceptance of XPS. Our license revenues from the sale of XPS were $2.8 million in the second quarter of 2000, compared to $593,000 in the second quarter of 1999. For the six months ended June 30, 2000, our license revenues from the sale of XPS were $5.5 million as compared to $893,000 for the comparable period during 1999. We sold XPS to 16 customers in the second quarter of 2000 compared to sales to 8 customers in the second quarter of 1999. For the six months ended June 30, 2000 we sold XPS to 36 customers as compared to sales to 11 customers for the comparable period during 1999.

      The remaining increase in license revenues resulted principally from increased sales of third-party software that we acquired from Radian Systems. We expect that future sales of third-party software will be insignificant, and that sales of XPS will comprise most of our license revenues in future periods.

      Services and maintenance revenues increased 143% to $956,000 in the second quarter of 2000 from $394,000 in the second quarter of 1999. For the six months ended June 30, 2000, services and maintenance revenues increased 85% to $1.9 million as compared to $1.0 million for the comparable period during 1999. This increase was due principally to increased maintenance fees from a larger customer base in 2000 and increased integration services provided in conjunction with sales of third-party software.

      Hardware revenues were insignificant in the second quarter of 2000 and in the second quarter of 1999. For the six months ended June 30, 2000, hardware revenues increased 38% to $191,000 as compared to $138,000 for the comparable period during 1999. We sell hardware for the convenience of our customers in connection with certain contracts to provide services that we no longer emphasize and we expect that hardware sales will continue to decline significantly as a percentage of our total revenues.

      Cost of Revenues. Cost of license revenues increased 1078% to $595,000 in the second quarter of 2000 from $51,000 in the second quarter of 1999. For the six months ended June 30, 2000, costs of license revenues increased 919% to 854,000 as compared to $84,000 for the comparable period during 1999. Our cost of license revenues in absolute dollars increased principally as a result of a corresponding increase in license revenues. These costs as a percentage of license revenues increased to 18% in the second quarter of 2000 from 8% in the second quarter of 1999, and to 13% for the six month period ended June 30, 2000 from 9% for the comparable period during 1999. These increases are attributable to a significant sale in the second quarter of 2000 to FantasySportsAmerica.com that included incremental costs for the customization of software.

      The cost of services and maintenance revenues increased 101% to $728,000 in the second quarter of 2000 from $361,000 in the second quarter of 1999. For the six months ended June 30, 2000, costs of services and maintenance revenues increased 109% to $1.6 million as compared to $754,000 for the comparable period during 1999. These costs as a percentage of services and maintenance revenue decreased to 76% in the second quarter of 2000 from 92% in the second quarter of 1999. This decrease was attributable to more higher margin maintenance revenue versus lower margin service revenue in the second quarter of 2000 as compared to the second quarter of 1999. For the six months ended June 30, 2000, these costs as a percentage of services and maintenance revenue increased to 85% from 75% for the comparable period during 1999. The increase was principally the result of one lower margin contract in the first quarter of 2000. This contract was acquired as part of the Radian Systems acquisition.

      The cost of hardware revenues was insignificant in the second quarter of 2000 and in the second quarter of 1999. For the six months ended June 30, 2000, costs of hardware revenues increased 21% to $159,000 as compared to $132,000 for the comparable period during 1999.

  Operating Expenses

      Research and Development. Research and development expenses increased 181% to $1.5 million in the second quarter of 2000 from $546,000 in the second quarter of 1999. For the six months ended June 30, 2000, research and development expenses increased 229% to $3.4 million as compared to $1.0 million for the comparable period during 1999. The increase in absolute dollars was due to the hiring of 40 personnel in our research and development department and an increase in the use of contract software developers. These additional resources were hired to continue development of our XPS product. Research and development expenses as a percentage of total revenues decreased to 35% in the second quarter of 2000 from 52% in the second quarter of 1999, and decreased to 41% for the six months ended June 30, 2000 from 49% for the comparable period during 1999, principally as a result of software development costs of $633,000 capitalized in the second quarter of 2000 for XPS 3.0.

      We expect an increase in research and development expenses resulting from rising salaries and recruiting costs in the highly competitive market for software engineers. We also anticipate that further increases in the number of research and development personnel will be necessary to continue to enhance our XPS product, develop new products and support our growing customer base.

      Sales and Marketing. Sales and marketing expenses increased 322% to $5.2 million in the second quarter of 2000 from $1.2 million in the second quarter of 1999. For the six months ended June 30, 2000, sales and marketing expenses increased 315% to $9.0 million as compared to $2.2 million for the comparable period during 1999. These increases were due to the hiring of 59 sales and marketing personnel, as well as additional costs associated with selling and marketing XPS. Sales and marketing expenses as a percentage of total revenues remained comparable.

      General and Administrative. General and administrative expenses increased 381% to $1.5 million in the second quarter of 2000 from $311,000 in the second quarter of 1999. For the six months ended June 30, 2000, general and administrative expenses increased 346% to $2.6 million as compared to $576,000 for the comparable period during 1999. These increases were due primarily to the hiring of 20 administrative personnel and an increase in intangible asset amortization related to the July 1, 1999 acquisition of Radian Systems. For the six months ended June 30, 2000, our amortization of intangible assets was $636,000. General and administrative expenses as a percentage of total revenues remained comparable.

      Bad Debt Expense. We incurred $576,000 of bad debt expense in the first quarter of 2000 as a result of a contract dispute with a customer for which we performed software customization and modification services in 1999. This contract was acquired as part of the Radian Systems acquisition. Our bad debt expense for the three and six month periods ended June 30, 1999 was only $30,000.

      Other Income, Net. Other income, net, increased $283,000 to $286,000 in the second quarter of 2000 from $3,000 in the second quarter of 1999. For the six months ended June 30, 2000, other income, net increased $330,000 to $339,000 as compared to $9,000 for the comparable period during 1999. These increases were due primarily to interest income earned on the proceeds of our initial public offering.

Income Taxes

      We have incurred operating losses in all periods presented and therefore have not recorded income tax expense. We have recorded a valuation allowance for the full amount of our net deferred tax assets and we cannot currently predict the realization of these assets. Under the provisions of the Internal Revenue Code, certain substantial changes in our ownership may limit the amount of net operating loss carryforwards that could be used to offset future taxable income.

Liquidity and Capital Resources

      At June 30, 2000 we had cash and cash equivalents of $38.8 million and working capital of $42.0 million.

      Our net cash used in operating activities was $13.0 million for the six months ended June 30, 2000 and $3.5 million for the six months ended June 30, 1999. The increase in cash used in operating activities was due primarily to an increase in our net loss excluding non-cash items of $6.6 million and our working capital investments of $2.9 million. Our working capital investments consist principally of accounts receivable and prepaid expenses. Our accounts receivable at the end of any period have significantly fluctuated due to the significant dollar amount of our individual software licensing arrangements and other software services and the timing of the revenue recognition of these arrangements.

      For the six months ended June 30, 2000, we sold $1.7 million of XPS licenses to customers in exchange for the right to receive an equal amount of non-marketable securities to be issued by these customers. We will receive these securities in the third quarter of 2000 after we have received independent appraisals of the customers issuing the securities. The securities we receive will be illiquid and we may not be able to sell them in the near term to provide needed cash for operations. We have classified these accounts receivable at June 30, 2000 as other assets.

      At June 30, 2000, $974,000 of our accounts receivable was due from one customer acting as a general contractor to which we were engaged under a subcontractor arrangement, which required delivery and significant modification and customization of software. The amount owed to us by this customer is past due as a result of a dispute that has not allowed the customer to collect fees that will allow for the payment of our subcontract services. We are not a party to the dispute. On July 13, 2000, we filed a Complaint for Damages against the general contractor seeking a judgment in the amount of $972,000. We expect to collect the amount owed.

      Our net cash used in investing activities was $1.9 million for the six months ended June 30, 2000 and $288,000 for the six months ended June 30, 1999. The net cash used in investing activities for the six months ended June 30, 2000 was due to capital expenditures and capitalized software development costs. The net cash used in investing activities for the six months ended June 30, 1999 was due exclusively to capital expenditures. Our capital expenditures consisted of purchases of assets to manage our operations, including computer hardware and software, office furniture and equipment and leasehold improvements. We expect that our capital expenditures will continue to increase in the future. In the second quarter of 2000, we capitalized $633,000 of software development costs related to XPS 3.0. XPS 3.0 was commercially released on June 19, 2000.

      Our net cash provided by financing activities was $42.8 million for the six months ended June 30, 2000 and $2.4 million for the six months ended June 30, 1999. In May 2000, we completed an initial public offering of 4,200,000 shares of our common stock, which generated net proceeds of approximately $29.4 million. Also in May 2000, warrants to purchase Series D Redeemable Convertible Preferred Stock were exercised by their holders, which generated aggregate proceeds of approximately $7.7 million. In June 2000, we issued and sold 630,000 shares of common stock for net proceeds of approximately of $4.7 million upon the exercise of an over-allotment option by our underwriters. For the six months ended June 30, 2000, we also generated $1.1 million of cash from the exercise of stock options and warrants, and drew $125,000 on our equipment line of credit with Silicon Valley Bank. For the six months ended June 30, 1999 we generated approximately $1.9 million from issuing convertible debt and $510,000 from a draw on our line of credit with Silicon Valley Bank. In November 1999, the convertible debt was converted to Series C Redeemable Convertible Preferred Stock.

      In June 2000, we amended our existing loan agreement with Silicon Valley Bank, which provided a revolving line of credit in an aggregate principal amount of up to $3.5 million and an equipment line of credit in an aggregate principal amount of $750,000. Our new arrangement with Silicon Valley Bank increases the revolving line of credit to an aggregate principal amount of up to $5.0 million and provides a second equipment line of credit in an aggregate principal amount of $2.0 million.

      The revolving line of credit is to be used for working capital purposes and matures on May 25, 2001. Interest on the revolving line of credit is payable monthly and accrues interest at the prime rate as announced by Silicon Valley Bank plus 0.75% per annum.

      The second equipment line of credit is available under three separate term notes each with principal limitations, and is subject to a borrowing base limitation as defined by the loan agreement. Each note includes interest payable monthly at the prime rate as announced by Silicon Valley Bank plus 1.25% per annum. The unpaid principal for each of the three notes is payable in equal consecutive monthly installments over a 36-month term beginning on September 5, 2000, March 5, 2001, and June 5, 2001, respectively. The second equipment line of credit is to be used only to finance or refinance the purchase of equipment.

      As of June 30, 2000, we had $1.0 million outstanding under the revolving line of credit and $667,000 outstanding under the first equipment line of credit. Principal payments on the outstanding balance of the first equipment line of credit are due in monthly installments of $20,833 with interest payable monthly at the prime rate as announced by Silicon Valley Bank plus 1.25% per annum. There was no amount due under the second equipment line of credit as of June 30, 2000.

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

      We believe that our cash and cash equivalents and available borrowings under our loan agreement will be sufficient to meet our cash requirements for at least the next 24 months, including working capital requirements and planned capital expenditures. We may require additional funds for other purposes, and there can be no assurance that additional financing sources will be available or that, if available, the financing will be attainable on terms favorable to us.

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

Item 3.     Quantitative and Qualitative Disclosure of Market Risk

We are in an early stage of development and have a limited operating history, and as a result, you may have difficulty evaluating our business and operating results.

      We have a limited operating history and cannot be certain that our business strategy will be successful. We commenced operations in 1992 and commercially released our first XML-based software product in

November 1998. An investor in our common stock must consider the risks and uncertainties frequently encountered by early stage companies in new and rapidly evolving markets. Our past results and rates of growth may not be meaningful and you should not rely on them as an indication of our future performance.

We have a history of losses, we expect future losses, and we may not be profitable or maintain profitability in the future.

      We have incurred substantial net losses in each fiscal quarter since September 30, 1996 and do not expect to achieve profitability in the foreseeable future. For the year ended December 31, 1999, we incurred net losses of approximately $12.8 million and had an accumulated deficit of approximately $26.6 million at December 31, 1999. We cannot assure you that our revenues will grow or that we will achieve or maintain profitability in the future. Given the level of our planned operating and capital expenditures, we expect to incur losses and negative cash flows for the foreseeable future.

      There can be no assurance that we will be able to increase revenue or achieve profitability on a quarterly or an annual basis, which may restrict our ability to pursue our business strategy. Even if we ultimately do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our ability to increase revenue and achieve profitability will be affected by other risks and uncertainties described in this section and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The failure to attain profitability will have a material adverse effect on our business and the value of our common stock.

Because we derive a substantial portion of our revenues from a limited number of customers, if we are unable to maintain these relationships or attract additional customers, our revenues would be adversely affected and we may be unable to achieve profitability.

      Our top ten customers for the year ended December 31, 1999 accounted for 73.0% of revenues. Blue Cross/ Blue Shield of Minnesota accounted for 23.8% of our revenues for the year ended December 31, 1999 and The State of Texas accounted for 12.2% of our revenues in the same period. We expect that a limited number of customers will continue to represent a material percentage of revenues for the foreseeable future. The loss of a major customer, or fewer or smaller orders by existing customers, could adversely affect our revenues. In addition, any significant delays in or cancellations of a major customer’s development projects or delays in or cancellations of new product announcements and releases by us could result in smaller or canceled orders for our products and could materially affect our financial condition or results of operations. Our operating results are subject to fluctuations and, if we fail to meet the expectations of securities analysts or investors, our stock price could decline significantly.

      Our quarterly revenue and operating results are difficult to predict and are likely to fluctuate significantly from quarter-to-quarter. Our quarterly results of operations have varied in the past, and you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of our future performance. In some future periods, our results of operations are likely to be below the expectations of public market analysts and investors. In this event, the price of our common stock would likely decline. Factors that have either caused our results to fluctuate in the past or that are likely to affect us in the future include the following:

•	the size, timing and contractual terms of sales of our products and services due to the unpredictable sales cycle for our products;

•	technical difficulties in our software that could delay product shipments or increase the costs of introducing new products;

•	introductions of new products or new versions of existing products by us or our competitors;

•	our ability and the ability of our partners to implement products for our customers;

•	changes in our mix of revenues generated from product sales and services; and

•	changes in our mix of sales channels through which our products and services are sold.

We depend on our XPS software product and related services and any decrease in demand for this product and related products and services could have an adverse effect on our revenues and our financial performance.

      We expect to derive substantially all of our revenues from the sale of our XPS software product and related services. We expect revenues from this product and related products and services to account for substantially all of our revenues for the foreseeable future. As a result, factors adversely affecting the pricing or demand for our XPS software product and related products and services, such as competition and technological change, could materially harm our business. We expect to continue to be dependent on XPS and related products and services in the foreseeable future, and any factor adversely affecting the market for portal software in general, or our software in particular, would adversely affect our ability to generate revenues. Our future financial performance will depend in large part on the successful development, introduction and customer acceptance of our products and product enhancements in a timely and cost effective manner. After the offering, we expect to commit significant resources to market and further develop the XPS software product and related products and services and enhance the brand awareness of XPS. The market for our software may not continue to grow or may grow at a slower rate than we expect. Furthermore, the market may not accept our products and services. If this market fails to grow or grows more slowly than we anticipate, or if the market fails to accept our products and services, our business could suffer. Capacity restrictions of our software could reduce the demand for and use of our products which may limit our ability to generate software licensing revenues.

      The boundaries and capacity of our XPS software, in terms of numbers of concurrent users or interactions, are unknown because, to date, no customer or testing environment has reached these boundaries. The capacity boundaries of XPS may, at some future time, be reached and, when reached, may be insufficient to enable some of our customers to achieve their desired levels of information aggregation and interaction. We may lose customers or fail to gain new customers if the capacity boundary of XPS limits the ability of our customers to achieve expected levels of information aggregation and interaction.

Our failure to obtain or maintain third-party licenses could subject us to significant damages and disrupt our business.

      We currently, and expect to continue to, incorporate into our pre-packaged software third-party software, including software licensed from DT Software, Inc. that enables the implementation of our products. In addition, we license software technology used to develop our software. The loss or inability to maintain any of these software licenses could result in delays or reductions in product shipments until equivalent software could be identified and licensed or compiled, which could adversely affect our business and impair our future growth. Our failure to manage our expanding operations could impair our future growth. The planned expansion of our operations will place a significant strain on our management, financial controls, operations systems, personnel and other resources. Our ability to manage our future growth, should it occur, will depend in large part upon a number of factors including our ability to rapidly:

•	build and train our sales and marketing staff to create an expanding presence in the rapidly evolving interactive e-business portal market, and keep them fully informed over time regarding the technical features, issues and key selling points of our products;

•	develop our customer support capacity as sales of our products grow, so that we can provide customer support without diverting engineering resources from product development efforts; and

•	expand our internal management and financial controls significantly, so that we can maintain control over our operations and provide support to other functional areas within Sequoia as the number of our personnel and size of our organization increases.

      We may not succeed with these efforts. Our failure to efficiently expand and develop these areas could cause our expenses to grow, could cause our revenues to decline or grow more slowly than expected or could otherwise impair our growth.

The variable sales cycles of our software products, licenses and services could cause significant fluctuation in our quarterly results, which could result in volatility in the price of our stock.

      The typical sales cycle of our software is unpredictable and generally involves a significant commitment of resources by our customers. A customer’s decision to license our software generally involves the evaluation of the available alternatives by a significant number of personnel in various functional and geographic areas and is subject to delays over which we may have little or no control, including budgeting constraints, internal purchase review procedures and the inclusion or exclusion of our products on customers’ approved standards list. Accordingly, we typically must expend substantial resources educating prospective customers about our software solutions. Therefore, the length of time between the date of initial contact with the potential customer and the execution of a software license agreement typically ranges from three to six months and is subject to delays over which we may have little or no control. This cycle may lengthen in the future. As a result, our ability to predict the timing and amount of specific sales is limited and any delay or failure to complete one or more large transactions could have a material adverse effect on our business and could cause operating results to vary significantly from quarter-to-quarter, which could result in volatility in our stock price.

XPS is based on XML, which has not yet achieved broad market acceptance and, if broad market acceptance for XML does not develop, our business could be harmed.

      XPS is based on XML, an emerging standard for sharing data over the Internet. While we anticipate that XML will achieve broad market acceptance in the near future, it is possible that a competing standard perceived to be superior could replace XML, in which case the market may not accept an XML-based product. If a new standard were perceived to be superior, our software might not be compatible with the new standard or we might not be able to develop a product using this standard in a timely manner. Consequently, a failure of XML-based products to achieve broad market acceptance or the introduction of a competing standard perceived to be superior in the market could limit our growth.

Our software products rely on our intellectual property, and any failure by us to protect our intellectual property could enable our competitors to market products with similar features that may reduce demand for our products which would adversely affect our revenues.

      Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our software products or technology. Policing unauthorized use of our products is difficult, and we cannot be certain that the steps we have taken will prevent misappropriation of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as those in the United States. Our success and ability to compete depend substantially upon our internally developed technology, which is incorporated in the source code for our products. We protect our intellectual property through a combination of patent, copyright, trade secret and trademark law. We presently have two patent applications and one provisional patent application pending in the United States. We have two trademark registrations and two trademark applications pending in the United States. In addition, Radian Systems, our wholly owned subsidiary, has three intent-to-use trademark applications and one trademark application pending in the United States.

      We generally enter into confidentiality or license agreements with our employees, consultants and corporate partners, and control access to our source code and other intellectual property and the distribution of our software, documentation and other proprietary information. These measures afford only limited protection and may be inadequate. Others may develop technologies that are similar or superior to our technology or design around the copyrights and trade secrets we own. Our products employ technology that may infringe the proprietary rights of others, and we may be liable for significant damages as a result.

      We expect that software products may be increasingly subject to third-party infringement claims as the number of competitors in our industry segment grows and the functionality of products in different industry segments grows and overlaps. We believe that our products do not employ technology that infringes any proprietary rights of third parties. Nevertheless, third parties may claim that we infringe their intellectual property rights. Regardless of whether these claims have any merit, they could:

•	be time-consuming to defend;

•	result in costly litigation;

•	divert our management’s attention and resources;

•	cause product shipment delays; or

•	require us to enter into royalty or licensing agreements, which may not be available on terms acceptable to us, if at all.

      A successful claim of product infringement against us or our failure or inability to license the infringed or similar technology could damage our business because we would not be able to sell our products without redeveloping them or otherwise incurring significant additional expenses. Our software products are complex and may contain unknown defects that could harm our reputation, result in product liability or decrease market acceptance of our products, increase our cost of doing business and impede our growth.

      Our software products are complex, and may contain undetected errors or result in failures, which are not detected until after commencement of commercial shipments. Any of these errors could be significant and could harm our business and ongoing results. Any significant errors may result in:

•	costly litigation;

•	diversion of management’s attention and resources;

•	damage to our reputation;

•	increase in our product development costs;

•	loss of sales; or

•	delay in market acceptance of our products.

      In addition, the sale and support of our products may entail the risk of product liability or warranty claims based on damage incurred by our customers due to such errors or failures. In addition, the failure of our products to perform to customer expectations could give rise to warranty claims. Although we carry general liability insurance, our current insurance coverage may be insufficient to protect us from all liability that may be imposed under these types of claims.

Intense competition and consolidation in our industry could limit our ability to attract and retain customers.

      The market for our products is intensely competitive, highly fragmented, characterized by rapid technological change, evolving industry standards, changes in customer needs and significantly affected by new product introductions and improvements. Many of our competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, greater name recognition, a broader range of products to offer and a larger installed base of customers than us, any of which could provide them with a significant competitive advantage. We expect that the rapid evolution of Internet-based software applications and standards will require us to adapt our software products to remain competitive. If we are unable to compete successfully, we may be unable to attract and retain customers. Increased competition could also result in price reductions for our products and lower profit margins, either of which could materially and adversely affect our business, results of operations and financial condition.

      We expect to face increased competition in the future from our current competitors. In addition, new competitors, or alliances among existing and future competitors, may emerge and rapidly gain significant market share. We also may face increased competition from existing large business application software vendors that may broaden their product offerings to include portal software. For example, Microsoft could decide to either add features to its operating system that directly compete with our software solutions or develop solutions that compete with ours. Their significant installed customer bases and abilities to offer a broad solution and price these new products as incremental add-ons to existing systems could provide them with a significant competitive advantage. Our principal competitors include:

•	other vendors of software that provide e-business interactive portal software solutions;

•	developers of software that address only certain technology components of portal software (e.g., enterprise application integration); and

•	in-house development efforts by potential clients or partners.

      We need to expand our sales and distribution capabilities, and failure to do so could impede our growth. We need to substantially expand our direct and indirect sales and distribution efforts, both domestically and internationally, in order to increase market awareness and sales of our software and services. We continue to expand our direct sales force and plan to hire additional sales personnel. Competition for qualified sales and marketing personnel is intense, and we might not be able to hire and retain adequate numbers of such personnel to maintain our growth. We also plan to expand our relationships with system integrators, enterprise software vendors and other third-party resellers to further develop our indirect sales channel. As we continue to develop our indirect sales channel, we will need to manage potential conflicts between our direct sales force and third-party reselling efforts. If we do not develop and maintain successful relationships with indirect sales channel partners, including systems integrators and complementary technology vendors, we may not be able to attract and retain customers.

      We pursue business alliances with indirect channel partners to endorse our products, implement our software, provide customer support services, promote and resell products that integrate with our products and develop industry-specific software products. These alliances provide an opportunity to license XPS to our partners’ installed customer bases. In many cases, these parties have established relationships with our existing and potential customers and can influence the decisions of these customers. We rely upon these companies for recommendations of our products and related services during the evaluation stage of the purchasing process, as well as for implementation and customer support services. A number of our competitors have stronger relationships with indirect channel partners who, as a result, may be more likely to recommend our competitors’ products and services. In addition, some of our competitors have relationships with a greater number of these indirect channel partners and, therefore, have access to a broader base of customers. If we are unable to establish, maintain and strengthen these relationships, we will have to devote substantially more resources to the selling and marketing, implementation and support of our products. Our efforts may not be as effective as these indirect channel partners, which could significantly harm our operating results.

If the market for the Windows NT operating system declines or develops more slowly than we expect, sales of XPS will be materially adversely affected and our revenues will suffer.

      We built XPS to function on a platform using Microsoft’s Windows NT operating system. If the market for the Windows NT operating system declines or develops more slowly than we expect, our business and operating results will be significantly harmed. Market acceptance of the Windows NT operating system will depend on many factors, including Microsoft’s development and support of the Windows NT market. For example, Microsoft could decide to discontinue or lessen its support of the Windows NT market. Similarly, Microsoft could decide to shift its support to another operating system to the detriment of Windows NT. In addition, we cannot predict the ability of the Windows NT operating system to compete against existing and emerging operating systems, including AIX, HP-UX, Linux and Solaris. Any decline in the market penetration of Window NT operating systems will lead to a shrinking market for our product.

We plan to develop international operations and if we fail to do so effectively, it could harm our future growth.

      We intend to expand our international sales efforts in the future. We have very limited experience in marketing, selling and supporting our software and services abroad. Expansion of our international operations will require a significant amount of attention from our management and substantial financial resources. Although currently our international presence is not material, if we are unable to grow our international operations successfully and in a timely manner, it could harm our future growth. In addition, doing business internationally involves additional risks, particularly:

•	unexpected changes in regulatory requirements, taxes, trade laws and tariffs;

•	restrictions on repatriation of earnings;

•	differing intellectual property rights;

•	differing labor regulations;

•	changes in a specific country’s or region’s political or economic conditions;

•	greater difficulty in staffing and managing foreign operations; and

•	fluctuating currency exchange rates.

If we are unable to attract and retain key management and personnel, we may become unable to operate our business effectively and our stock price may decline.

      We depend to a significant degree on the skills, experience and efforts of our key executive officers and our employees, including without limitation: Richard C. Faint, Jr., our chairman of the board and chief executive officer; Mark A. Wesker, our president and chief operating officer; Gregory G. Heard, our chief financial officer who joined us in January 2000; Kenneth E. Tighe, our executive vice president of sales, the members of our research and development staff and a number of other key management, sales, support, technical and services personnel. Qualified personnel are in great demand throughout the software industry, and our future success depends in large part on our ability to attract, train, motivate and retain highly skilled employees and the ability of our executive officers and other members of senior management to work effectively as a team. The loss of the services of any executive officer or the failure to attract and retain the highly trained technical personnel that are integral to our sales, product development, service and support teams, could have a material adverse effect on our business.

If we undertake acquisitions, they may be expensive and disruptive to our business and could have an adverse effect on our business, future operations and stock price.

      We may from time to time purchase or make investments in companies, products or technologies that differ from our core business. If we purchase a company, we could have difficulty in assimilating that company’s technologies, employees and operations. In addition, the key personnel of the acquired company may decide not to work for us. These difficulties could disrupt our ongoing business, distract our management and employees and increase our expenses. We also expect that we would incur substantial expenses if we acquired other businesses or technologies. Furthermore, we may use the proceeds of this offering, incur debt or issue equity securities to pay for any future acquisitions. If we issue additional equity securities, our stockholders could experience dilution and the market price of our stock may decline. We currently have no agreements or understandings regarding any future acquisitions.

If we are unable to obtain additional capital, we may be unable to conduct our business as planned.

      We may require additional capital to finance our growth or to fund acquisitions or investments in complementary businesses, technologies or product lines. This additional financing may not be available to us on a timely basis if at all, or, if available, on terms acceptable to us. Moreover, additional financing may cause dilution to existing stockholders.

All Year 2000 problems may not have been addressed by our suppliers and any service interruption we experience as a result of these problems may cause us to lose customers and, therefore, may impede our growth.

      The Year 2000 issue generally describes the various problems that may result from the improper processing of dates and date-sensitive transactions by computers and other equipment as a result of computer hardware and software using two digits, rather than four digits, to identify the year in a date. Any computer programs or systems of our suppliers that have date-sensitive software may recognize a date using “00” as the year 1900 rather than the year 2000. While we have experienced no Year 2000 issues to date, and we are not aware of any material issues for our suppliers, we are continuing to evaluate and determine whether our significant suppliers are in compliance or have appropriate plans to remedy Year 2000 issues when their systems interact with our systems. We do not expect that this will have a material impact on our operations. However, there can be no assurance that the systems of other companies on which we rely are Year 2000 compliant, that another company’s failure to successfully convert, or that another company’s conversion to a system incompatible with our systems, would not have an impact on our operations. The failure of our principal suppliers to be Year 2000 compliant could result in delays in service deliveries from those suppliers and materially impact our ability to do business.

      In addition, our customers’ and their business partners’ hardware operating systems and other software applications must operate effectively for them to use our software effectively. If these systems or applications are not Year 2000 compliant, our customers and their business partners may not be able to use our software. We cannot predict the extent to which our customers’ and their business partners’ systems and applications are Year 2000 compliant, and our business, operating results and financial condition could be harmed.

The demand for our software and growth could be impaired by external factors that may be out of our control.

      The demand for our software products and growth of our business may be adversely affected by external factors that we cannot control, including:

•	a decrease in the speed and reliability of the Internet and our customers’ internal networks that may hinder the ability of our customers to utilize our solution, which may reduce the demand for our software;

•	the lack of growth or widespread acceptance and use of the Internet as an effective medium for commerce by consumers, businesses and business applications; and

•	the adoption of Internet laws or regulations that cause companies, including our customers to seek alternative methods for conducting business due to increased costs or administrative burdens of doing business using the Internet.

      We are unable to control such factors, and these factors may create a significant risk that the value of our common stock will decline.

Increased security risks of e-business may deter future use of our software and services.

      A fundamental requirement for e-business is the secure transmission of confidential information over public networks. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in a compromise or breach of the security features contained in our software or the algorithms used by our customers and their business partners. This could make it difficult to protect content and transactions on Internet e-commerce marketplaces or proprietary information in our customers’ and their business partners’ databases. Anyone who is able to circumvent security measures could misappropriate proprietary, confidential customer information or cause interruptions in our customers’ and their business partners’ operations. Our customers and their business partners may be required to incur significant costs to protect against security breaches or to alleviate problems caused by breaches, reducing their demand for our software. Further, a well-publicized compromise of security could deter businesses from using the Internet to conduct transactions that involve transmitting confidential information. The failure of the security features of our software to prevent security breaches, or well publicized security breaches affecting the Internet in general, could significantly harm our business, operating results and financial condition.

Our management has broad discretion over the use of proceeds from our initial public offering, and the failure of management to apply these funds effectively could have a material adverse effect on our business and results of operations.

      We intend to use the proceeds of the offering to fund ongoing operations, to fund possible future acquisitions and to fund the costs of developing our products and services, as well as for general corporate and working capital purposes. We have not determined and cannot predict in which, if any, of our existing or future opportunities we will ultimately invest. Therefore, we have broad discretion as to how we spend the proceeds, and stockholders may not agree with how we use the proceeds. We may not be successful in using the proceeds from this offering in ways that will yield favorable results.

Our executive officers and directors are able to exercise significant influence over our company, which could adversely affect our business and depress our stock price.

      Our executive officers and directors control a significant percentage of our common stock and will exercise significant influence over stockholder voting matters which will limit the influence of our new stockholders. If our officers and directors act together, they will be able to influence the composition of the board of directors and will continue to have significant influence over our affairs in general.

      In addition, members of our Board of Directors are directors of companies, equity investment firms and other capital providers that may regularly compete with us or invest in or acquire interests in businesses that compete with us. These directors may have conflicting fiduciary obligations to our stockholders and the stockholders of the other companies for which they serve as directors or in which they hold management positions. We and these directors have agreed that these directors are under no obligation to bring to our company any investment or business opportunities of which they become aware, even if such opportunities are within our scope and objectives.

Some of our stockholders may be able to control all matters submitted for stockholder approval, and you will be subject to their decisions which may differ from those of other stockholders and could delay or prevent a change of control.

      Some of our stockholders own a large enough stake in us to have a significant influence on the matters presented to stockholders. As a result, these stockholders may be able to control all matters requiring stockholder approval, including the election and removal of directors, the approval of significant corporate transactions, such as any merger, consolidation or sale of all or substantially all of our assets, and the control of our management and affairs. Accordingly, that concentration of ownership may delay, defer or prevent a change of control of our company, impede a merger, consolidation, takeover or other business combination involving our company or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of our company, any of which could have a material adverse effect on the market price of our common stock.

Our stock does not have a trading history and may be extremely volatile because we operate in a rapidly changing industry, which could result in substantial losses for investors purchasing shares in this offering.

      The trading price of our common stock is likely to be volatile. The stock market has experienced extreme volatility and this volatility has often been unrelated to the operating performance of particular companies. We cannot be sure that an active public market for our common stock will develop or continue. Investors may not be able to sell their common stock at or above our initial public offering price or at all. Prices for the common stock will be determined in the marketplace and may be influenced by many factors, including variations in our financial results, changes in earnings estimates by industry research analysts, investors’ perceptions of us and general economic, industry and market conditions. Future sales of our common stock by our existing stockholders may cause our stock price to decline.

      If our existing stockholders sell a large number of shares of our common stock, the market price of the common stock could decline significantly. The perception in the public market that our existing stockholders might sell shares of common stock could depress our market price.

We have implemented certain anti-takeover provisions, which could delay or prevent a change of control of Sequoia that stockholders consider favorable.

      Our charter and our bylaws, in conjunction with Maryland law, contain provisions that could make it more difficult for a third-party to obtain control of Sequoia even if doing so would be beneficial to stockholders. For example, our charter will provide for a classified board of directors and give the board of directors the ability to expand its size and fill any vacancies without stockholder approval.

A rise in interest rates may have an adverse effect on our future results of operations and financial condition.

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

Amount registered: 4,830,000 Aggregate price of offering amount registered: $38,640,000 Amount sold: 4,830,000 Aggregate offering price of amount sold: $38,640,000

      From the effective date of the registration statement to June 30,2000, the Company’s has not used any of the net proceeds from the offering.

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

Item 5.     Other Information

      None.

Item 6.     Exhibits and Reports on Form 8-K

      (a)  Exhibits.

Exhibit No.	Description of Exhibit

†3.1	Second Articles of Amendment and Restatement, dated as of May 17, 2000
†3.2	Amended and Restated By-laws, dated as of March 17, 2000
†10.1	Lease Agreement dated August 18, 1995, by and between Principal Mutual Life Insurance Company and Sequoia
†10.1.1	First Amendment to Lease dated October 24, 1997, by and between Principal Mutual Life Insurance Company and Sequoia
†10.1.2	Second Amendment to Lease dated November 9, 1998, by and between Principal Mutual Life Insurance Company and Sequoia
†10.1.3	Third Amendment to Lease dated June 8, 1999, by and between Principal Mutual Life Insurance Company and Sequoia
†10.2	Lease Agreement between Lernout & Hauspie (Ireland) Limited and Redwood Software Europe Limited (d/b/a Sequoia Software Europe)
†10.3	Employment Agreement between Sequoia and Richard C. Faint, Jr., dated January 1, 2000
†10.4	Employment Agreement between Sequoia and Mark A. Wesker, dated January 1, 2000
†10.5	Employment Agreement between Sequoia and Anil Sethi, dated January 1, 2000

Exhibit No.	Description of Exhibit

†10.6	Employment Agreement between Sequoia and Marc E. Rubin, dated January 1, 2000
†10.7	Employment Agreement between Sequoia and Kenneth E. Tighe, dated January 1, 2000
†10.8	Employment Agreement between Sequoia and Gregory G. Heard, dated January 24, 2000
+10.9	Sequoia Software Corporation 2000 Stock Incentive Plan
†10.10	Series B Redeemable Convertible Preferred Stock Purchase Agreement dated July 28, 1998, by and among Sequoia and the investors named therein
†10.11	Amendment No. 1 to Series B Redeemable Convertible Preferred Stock Purchase Agreement dated September 28, 1998, by and among Sequoia and the investors named therein
†10.12	Convertible Promissory Note and Warrant Purchase Agreement dated as of May 10, 1999, by and among Sequoia and the purchasers named therein
†10.13	Amendment to Convertible Promissory Note and Warrant Purchase Agreement and Preferred Stock Purchase Warrant dated March 1, 2000, by and among Sequoia and the purchasers named therein
†10.14	Stock Purchase Agreement dated July 1, 1999, by and among Sequoia, Radian Systems, Inc., Radian, Inc., Timothy B. Fleischer and Kenneth E. Tighe
†10.15	Series C Redeemable Convertible Preferred Stock and Warrant Purchase Agreement dated November 23, 1999, by and among Sequoia, Baker Communications Fund, L.P. and divine interVentures, inc.
†10.16	Lease Agreement dated March 17, 2000, between Merritt — CCP V, LLC and Sequoia
†10.17	Amended and Restated Registration Rights Agreement dated November 23, 1999 by and among Sequoia and the individuals listed on the schedules thereto, as amended.
*27.1	Financial Data Schedule

*	Filed herewith
†	Incorporated herein by reference to the Company’s Registration Statement on Form S-1, No. 333-96421
+	Incorporated herein by reference to the Company’s Registration Statement on Form S-8, No. 333-37096

      (b)  Reports on Form 8-K.

      No reports on Form 8-K were filed during the quarter for which this report is filed.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sequoia Software Corporation
(Registrant)

Date: August 10, 2000

/s/ GREGORY G. HEARD _________________________________________ Gregory G. Heard Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)