Form 10-Q
period 2000-09-30
SEQUOIA SOFTWARE CORP
filed 2000-11-14
CIK 1028442

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    FOR THE TRANSITION PERIOD FROM      TO

                        COMMISSION FILE NUMBER 000-30581

                          SEQUOIA SOFTWARE CORPORATION
             (Exact name of registrant as specified in its charter)

                       MARYLAND                    52-1956677
           (State or other jurisdiction of         (I.R.S. Employer
            incorporation or organization)         Identification No.)

      5457 TWIN KNOLLS ROAD, COLUMBIA, MARYLAND    21045
       (Address of principal executive offices)    (Zip Code)

       Registrant's Telephone Number, Including Area Code: (410) 715-0206

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X]. No [ ].

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

    As of November 8, 2000, 30,782,064 shares of Common Stock of the Registrant were outstanding.

================================================================================

                          SEQUOIA SOFTWARE CORPORATION

                                      INDEX

                                                                PAGE NO.
                                                                --------

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited).........................       3
         Consolidated balance sheets -- September 30, 2000 and
           December 31, 1999                                            3
         Consolidated statements of operations -- Three
           Months ended September 30, 2000 and 1999 and nine months     5
           Ended September 30, 2000 and 1999.....................
         Consolidated statements of cash flows -- Nine
           Months ended September 30, 2000 and 1999..............       6
         Notes to consolidated financial
           Statements -- September 30, 2000......................       7
Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations......................       9
Item 3. Quantitative and Qualitative Disclosure of Market Risk...      14
PART II. OTHER INFORMATION
Item 1. Legal Proceedings........................................      15
Item 2. Changes In Securities and Use of Proceeds................      15
Item 3. Defaults upon Senior Securities..........................      16
Item 4. Submission of Matters to a Vote of Security Holders......      16
Item 5. Other Information........................................      16
Item 6. Exhibits and Reports on Form 8-K.........................      16
Signatures.......................................................      18

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                          SEQUOIA SOFTWARE CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                                                       SEPTEMBER 30,         DECEMBER 31,
                                                                                           2000                 1999
                                                                                       -------------        -------------
                                                                                       (Unaudited)

                                 ASSETS

Current assets:
  Cash and cash equivalents ....................................................       $  32,196,513        $  10,902,585
  Accounts receivable, less allowance for doubtful accounts of
     $726,334 in 2000 and $184,864 in 1999 .....................................           9,210,036            4,135,698
  Inventory ...................................................................               48,000               10,000
  Prepaid expenses and other current assets ...................................            1,248,173              475,533
                                                                                       -------------        -------------

Total current assets ...........................................................          42,702,722           15,523,816
Property and equipment:
  Computer and office equipment ................................................           3,333,258            1,272,017
  Furniture and fixtures .......................................................             263,276              252,914
                                                                                       -------------        -------------
                                                                                           3,596,534            1,524,931
  Accumulated depreciation and amortization ....................................          (1,041,732)            (522,238)
                                                                                       -------------        -------------
                                                                                           2,554,802            1,002,693
Software development costs, net of accumulated
   amortization of $502,913 in 2000 and $254,530 in 1999 .......................             734,074              349,602
Intangible assets:
   Goodwill ....................................................................           3,128,133            3,128,133
   Covenants not to compete ....................................................           2,280,400            2,280,400
                                                                                       -------------        -------------
                                                                                           5,408,533            5,408,533
     Accumulated amortization ..................................................          (1,589,683)            (635,872)
                                                                                       -------------        -------------
                                                                                           3,818,850            4,772,661
Other assets ...................................................................           2,146,700              634,000
                                                                                       -------------        -------------
Total assets ...................................................................       $  51,957,148        $  22,282,772
                                                                                       =============        =============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable and accrued expenses ........................................       $   1,526,980        $   1,971,649
  Accrued compensation and related costs .......................................             208,150              384,050
  Deferred revenue .............................................................           1,030,995            1,196,970
  Borrowings under revolving promissory note ...................................           1,000,000            1,000,000
  Current portion of long-term debt ............................................             548,090              316,802
                                                                                       -------------        -------------
Total current liabilities ......................................................           4,314,215            4,869,471
Long-term debt, less current portion ...........................................             844,896              473,592
                                                                                       -------------        -------------
Total liabilities ..............................................................           5,159,111            5,343,063
Commitments and contingencies ..................................................                  --                   --
Series A redeemable convertible preferred stock,
  $.001 par value; 8,064,877 shares authorized in 1999; 3,024,333 shares issued and outstanding in1999;
  aggregate liquidation preference of $2,511,123 in 1999; no shares                               --            8,065,000
authorized, issued and outstanding at September 30, 2000 .......................

Series B redeemable convertible preferred stock,
  $.001 par value; 9,647,920 shares authorized in 1999; 3,617,978 shares issued and outstanding in 1999;
 aggregate liquidation preference of $7,228,438 in 1999; no shares                                --            9,647,920
authorized, issued and outstanding at September 30, 2000 .......................
Series C redeemable convertible preferred stock,
  $.001 par value, 26,092,770 shares authorized in 1999; 9,315,395 shares issued and outstanding in 1999;
 aggregate liquidation preference of $25,765,854 in 1999; no                                      --           25,765,854
shares authorized, issued and outstanding at September 30, 2000 ................
Series D redeemable convertible preferred stock,
  $.001 par value, 6,817,239 shares authorized in 1999; no
  shares issued and outstanding in 1999; no shares authorized,                                    --                   --
issued and outstanding at September 30, 2000 ...................................
Stockholders' equity (deficit):
  Common stock, $.001 par value; 150,000,000 shares
     authorized; 30,745,597 and 5,940,800 shares
     issued and outstanding in 2000 and 1999,
     respectively ..............................................................              30,746                5,941
  Additional paid-in capital ...................................................         183,439,776                   --
  Accumulated deficit ..........................................................        (136,677,138)         (26,559,262)
  Accumulated other comprehensive income .......................................               4,653               14,256
                                                                                       -------------        -------------
Total stockholders' equity (deficit) ...........................................          46,798,037          (26,539,065)
                                                                                       -------------        -------------
Total liabilities and stockholders' equity (deficit) ...........................       $  51,957,148        $  22,282,772
                                                                                       =============        =============

          See accompanying notes to consolidated financial statements.

                          SEQUOIA SOFTWARE CORPORATION

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                                                                --------------------------------    -------------------------------
                                                                      2000             1999               2000            1999
                                                                ---------------   --------------    ---------------  -------------

Revenues:
  Licenses..................................................... $     4,487,652   $    1,495,596    $    10,817,258  $   2,450,308
  Services and maintenance.....................................         751,900        1,308,394          2,602,851      2,311,013
  Hardware.....................................................          40,821          115,394            231,370        253,246
                                                                ---------------   --------------    ---------------  -------------
                                                                      5,280,373        2,919,384         13,651,479      5,014,567
Cost of revenues:
  Cost of licenses.............................................         185,458          752,668          1,039,411        836,446
  Cost of services and maintenance.............................         400,987        1,084,977          1,974,524      1,838,575
  Cost of hardware.............................................          35,077          372,528            194,055        504,234
                                                                ---------------   --------------    ---------------  -------------
                                                                        621,522        2,210,173          3,207,990      3,179,255
                                                                ---------------   --------------    ---------------  -------------
Gross profit...................................................       4,658,851          709,211         10,443,489      1,835,312
Operating expenses:
  Research and development.....................................       2,163,156          986,872          5,554,736      2,017,432
  Sales and marketing..........................................       5,097,786        2,051,951         14,055,666      4,207,994
  General and administrative...................................       1,821,384        1,064,090          4,396,825      1,640,473
  Bad debt expense.............................................         296,524            1,873            872,858         31,958
                                                                ---------------   --------------    ---------------  -------------
                                                                      9,378,850        4,104,786         24,880,085      7,897,857
                                                                ---------------   --------------    ---------------  -------------
Loss from operations...........................................      (4,719,999)      (3,395,575)       (14,436,596)    (6,062,545)
Other income (expense):
  Interest expense.............................................         (47,923)        (238,768)          (158,772)      (290,899)
  Other income, net............................................         570,802            3,758            909,518         12,788
                                                                ---------------   --------------    ---------------  -------------
Net loss.......................................................      (4,197,120)      (3,630,585)       (13,685,850)    (6,340,656)
Accretion of Series A redeemable convertible preferred stock
  to estimated mandatory redemption value......................              --               --        (16,129,664)            --
Accretion of Series B redeemable convertible preferred stock
  to estimated mandatory redemption value......................              --         (130,498)       (19,295,904)      (391,494)
Accretion of Series C redeemable convertible preferred stock
  to estimated mandatory redemption value......................              --               --        (48,829,933)            --
Accretion of Series D redeemable convertible preferred stock
   to estimated mandatory redemption value.....................              --               --        (12,790,838)            --
                                                                ---------------   --------------    ---------------- -------------
Net loss attributable to common stockholders................... $    (4,197,120)  $   (3,761,083)   $  (110,732,189) $  (6,732,150)
                                                                ===============   ==============    ===============  =============
Basic and diluted loss per common share attributable to
  Common stockholders.......................................... $         (0.14)  $        (0.63)   $         (5.81) $       (1.48)
                                                                ===============   ==============    ===============  =============

          See accompanying notes to consolidated financial statements.

                          SEQUOIA SOFTWARE CORPORATION

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                    NINE MONTHS ENDED SEPTEMBER 30,
                                                                  ----------------------------------
                                                                       2000                1999
                                                                  --------------      --------------

OPERATING ACTIVITIES
Net loss ..................................................       $  (13,685,850)     $   (6,340,656)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation ............................................              519,494             189,613
  Amortization of software development costs ..............              248,383              99,798
  Amortization of intangible assets .......................              953,811             334,134
  Non-cash compensation expense ...........................            1,042,307              60,966
  Non-cash interest expense                                                   --              89,444
  Non-cash sales of software licenses and services ........           (1,707,700)           (545,000)
  Impairment of long-term investments .....................              195,000                  --
  Changes in operating assets and liabilities:
     Accounts receivable ..................................           (5,074,338)         (1,107,779)
     Unbilled revenue .....................................                   --           1,113,876
     Inventory ............................................              (38,000)            (10,000)
     Prepaid expenses and other current assets ............             (772,640)            (10,146)
     Accounts payable and accrued expenses ................             (444,669)            598,973
     Accrued compensation and related costs ...............             (175,900)            (15,579)
     Deferred revenue .....................................             (165,975)            369,796
                                                                  --------------      --------------
Net cash used in operating activities .....................          (19,106,077)         (5,172,560)
INVESTING ACTIVITIES
Capitalized software development costs ....................             (632,855)                 --
Cash acquired upon acquisition of Radian Systems, Inc. ....                   --             203,336
Purchases of property and equipment .......................           (2,001,264)           (549,073)
                                                                  --------------      --------------
Net cash used in investing activities .....................           (2,634,119)           (345,737)
FINANCING ACTIVITIES
Proceeds from borrowings under long-term debt
  arrangements ............................................              802,423           4,138,000
Proceeds from borrowing under revolving promissory
  note ....................................................                   --           1,000,000
Payments under long-term debt arrangements ................             (270,170)           (127,811)
Proceeds from issuance of Series B preferred stock, net of
     offering expenses ....................................                   --             (15,492)
Proceeds from exercise of warrants to purchase
   Series C preferred stock ...............................               37,885                  --
Proceeds from exercise of warrants to purchase
  Series D preferred stock ................................            7,660,898                  --
Proceeds from issuance of common stock, net
  of offering expenses
                                                                      33,670,570                  --
Proceeds from exercise of common stock options and warrants            1,142,121                 469
                                                                  --------------      --------------
Net cash provided by financing activities .................           43,043,727           4,995,166
Effect of exchange rate changes on cash ...................               (9,603)             18,609
                                                                  --------------      --------------
Net change in cash and cash equivalents ...................           21,293,928            (504,522)
Cash and cash equivalents at beginning of period ..........           10,902,585           1,873,193
                                                                  --------------      --------------
Cash and cash equivalents at end of period ................       $   32,196,513      $    1,368,671
                                                                  ==============      ==============

          See accompanying notes to consolidated financial statements.

                          SEQUOIA SOFTWARE CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2000

1. BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

     For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1999 included in the Company's registration statement on Form S-1, as amended, effective as of May 12, 2000.

2. USE OF ESTIMATES

     Accounts receivable at September 30, 2000 includes $1.0 million due from one customer under a subcontract arrangement. The Company performed software modification, customization and related services under their subcontract in 1997, 1998 and 1999. At September 30, 2000, the amount owed to the Company is past due as a result of a dispute between the general contractor and the general contractor's customer that has not currently allowed the general contractor to collect certain fees billed. The Company is not a party to the dispute. On July 13, 2000, the Company filed a Complaint for Damages against the general contractor seeking a judgment in the amount of $1.0 million. Management believes that the Company will prevail in this action and expects that it will collect the amount owed. However, due to uncertainties surrounding the resolution of the dispute and the resultant effect on the general contractor's ability to meet its obligations, it is reasonably possible that management's estimate of the recoverability of this account receivable may change in the near term. Management is unable at the current time to make an estimate of the range of the possible loss that may be incurred when this receivable is ultimately settled. In August 2000, the general contractor filed a counterclaim seeking judgment against the Company in the amount of $2.9 million. Management believes that the likelihood of a loss incurred as a result of this counterclaim is remote.

3. LOSS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                                                  THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                      SEPTEMBER 30,
                                                             -----------------------------    -------------------------------
                                                                2000              1999             2000              1999
                                                             ------------     ------------    --------------     ------------
Numerator:
  Net loss.................................................  $ (4,197,120)    $ (3,630,585)   $  (13,685,850)    $ (6,340,656)
  Accretion of Series A redeemable convertible preferred
     stock to fair value...................................            --               --       (16,129,664)              --
  Accretion of Series B redeemable convertible preferred
     stock to fair value...................................            --         (130,498)      (19,295,904)        (391,494)
  Accretion of Series C redeemable convertible preferred
     stock to fair value...................................            --               --       (48,829,933)              --
  Accretion of Series D redeemable convertible preferred
     stock to fair value...................................            --               --       (12,790,838)              --
                                                             ------------     ------------    --------------     ------------
                                                             $ (4,197,120)    $ (3,761,083)   $ (110,732,189)    $ (6,732,150)
                                                             ============     ============    ==============     ============
Denominator:
  Weighted-average number of shares of common stock
     Outstanding...........................................    30,719,835        5,944,543        19,060,653        4,544,467
                                                             ------------     ------------    --------------     ------------
Basic and diluted loss per common share....................  $      (0.14)    $      (0.63)   $        (5.81)    $      (1.48)
                                                             ============     ============    ==============     ============

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

4. OTHER ASSETS

     During the period from January 1, 2000 through September 30, 2000, the Company sold software licenses and services to three customers totaling $1.7 million in return for non-marketable equity securities with an estimated fair value equal to the fair value of the licenses and services provided. The Company has classified these non-marketable equity securities as other assets at September 30, 2000.

5. DEFERRED REVENUE

     The components of deferred revenue consist of the following:

                             SEPTEMBER 30,     DECEMBER 31,
                                 2000             1999
                            --------------    --------------
Software licenses.....      $       78,723    $       81,953
Maintenance...........             952,272         1,115,017
                            --------------    --------------
                            $    1,030,995    $    1,196,970
                            ==============    ==============

6. REDEEMABLE CONVERTIBLE PREFERRED STOCK AND WARRANTS

The activity in the Series A redeemable convertible preferred stock ("Series A"), Series B redeemable convertible preferred stock ("Series B"), Series C redeemable convertible preferred stock ("Series C"), and Series D redeemable convertible preferred stock ("Series D") for the nine months ended September 30, 2000 is as follows (amounts in thousands):

                                                          SERIES A                        SERIES B
                                                -----------------------------   -----------------------------
                                                    SHARES        AMOUNT           SHARES         AMOUNT
                                                -----------------------------   -----------------------------

Balance at January 1, 2000                             3,024     $    8,065            3,618     $   9,648
Exercise of warrants to purchase
   Series C
Exercise of warrants to purchase
   Series D                                                -              -                -             -
Accretion to estimated mandatory
   redemption value                                        -         16,130                -        19,296
Conversion of redeemable convertible
   preferred stock to common stock                    (3,024)       (24,195)          (3,618)      (28,944)
                                                -----------------------------   -----------------------------
Balance at September 30, 2000                              -     $        -                -     $       -
                                                =============================   =============================

                                                          SERIES C                       SERIES D
                                                -----------------------------  -----------------------------
                                                    SHARES        AMOUNT           SHARES        AMOUNT
                                                -----------------------------  -----------------------------

Balance at January 1, 2000                             9,315   $     25,766               -   $          -
Exercise of warrants to purchase
   Series C                                               14             38
Exercise of warrants to purchase
   Series D                                                -              -           2,557          7,661
Accretion to estimated mandatory
   redemption value                                        -         48,830               -         12,791
Conversion of redeemable convertible
   preferred stock to common stock                    (9,329)       (74,634)         (2,557)       (20,452)
                                                -----------------------------  -----------------------------
Balance at September 30, 2000                              -   $          -                   $          -
                                                =============================  =============================

7. STOCKHOLDERS' EQUITY (DEFICIT)

     The activity in stockholders' equity (deficit) for the nine months ended September 30, 2000 is as follows (amounts in thousands):

                                                    COMMON STOCK
                                               ------------------------                               ACCUMULATED
                                                                           ADDITIONAL                    OTHER
                                                   NUMBER                   PAID-IN     ACCUMULATED  COMPREHENSIVE
                                                 OF SHARES     AMOUNT       CAPITAL       DEFICIT        INCOME        TOTAL
                                               ------------ -----------  ------------- ------------  -------------  ----------
BALANCE AT JANUARY 1, 2000 ..................      5,941     $       6    $      --     $ (26,559)    $      14     $ (26,539)
Issuance of common stock for cash
  upon exercise of stock
  options and warrants ......................      1,447             1        1,140            --            --         1,141
Stock compensation from stock
  option grants .............................         --            --        1,042            --            --         1,042
Accretion of Series A redeemable
  convertible preferred stock to
  estimated mandatory redemption
  value .....................................         --            --         (614)      (15,516)           --       (16,130)
Accretion of Series B redeemable
  convertible preferred stock to
  estimated mandatory redemption
  value .....................................         --            --           --       (19,296)           --       (19,296)

Accretion of Series C redeemable
  convertible preferred stock to
  estimated mandatory redemption
  value .....................................         --            --           --       (48,830)           --       (48,830)
Accretion of Series D redeemable
  convertible preferred stock to estimated
  mandatory redemption value                          --            --           --       (12,791)           --       (12,791)
Issuance of common stock in
  initial public offering, net of issuance
  costs of $4,969,431 .......................      4,830             5       33,666            --            --        33,671
Conversion of redeemable convertible
  preferred stock to common stock ...........     18,528            19      148,206            --            --       148,225
Net loss for the nine months
  ended September 30, 2000 ..................         --            --           --       (13,686)           --       (13,686)
Other comprehensive income
  (loss) -- foreign currency
  translation adjustment ....................         --            --           --            --            (9)           (9)
                                                                                                                    ---------
Comprehensive loss ..........................         --            --           --            --            --       (13,695)
                                               ---------     ---------    ---------     ---------     ---------     ---------
BALANCE AT SEPTEMBER 30, 2000 ...............     30,746     $      31    $ 183,440     $(136,678)    $       5     $  46,798
                                               =========     =========    =========     =========     =========     =========

8. SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK

     For the three and nine month periods ended September 30, 2000, two customers accounted for 19% and 25% of revenue, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     We are a leading provider of XML-based Internet infrastructure software for creating interactive e-business portals. Interactive portals are a new generation of e-business solutions that are designed to tap into today's vast corporate and Internet information reservoirs in order to bring the right information to the right people at the right time. This new type of XML-based information portal is distinctively capable of intelligently aggregating data and content from disparate sources, personalizing that information based upon a user's profile, and enabling the user to interact with the original information source. These capabilities meet a growing need for software products that can sift through the increasing volumes of corporate and Internet-based information to identify and facilitate new e-business opportunities. From corporate intranets and extranets to Internet-based content and commerce providers, our products address a growing demand for a new breed of dynamic, flexible and standards-based e-business software that brings information and people together.

     Sequoia Software was founded in March 1992. During the period from our inception to 1996, we generated revenues primarily from developing custom software products that provided information management functionality to our customers. Beginning in early 1996, we saw potential for a new generation of software, based on Internet standards and designed to bring the right information to the right people at the right time. By early 1998, we had transitioned our business model from custom information technology products and services to pre-packaged, XML-based software licensing, professional services and maintenance. This transition is reflected in our financial results and should be considered when performing historical comparisons. We commercially released our first XML-based software product in November 1998, and we released XPS in March 1999. We released subsequent versions of XPS in December 1999 and June 2000. We have grown from 142 employees as of December 31, 1999 to 209 employees as of September 30, 2000.

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

     License revenues include fees from licensing our XPS software as well as third-party software. We license some of the software that we have developed to our customers under contractual arrangements which require significant modification and customization of the software. We account for these contractual arrangements using the percentage of completion method, and we measure progress to completion based on labor costs incurred.

     We recognize license revenues when persuasive evidence of an arrangement exists, delivery has occurred and the fee is fixed or determinable and probable of collection. We include software license fees billed but not recognized as revenue as deferred revenue.

     The services we provide include installation, basic consulting, as well as software customization and modification to meet specific customer needs. We recognize service fees provided under long-term contracts to install and customize our software or third-party software using the percentage of completion method. We measure progress to completion by comparing costs incurred to estimated total costs or contract milestones.

     The maintenance we provide includes telephone support, bug fixes, and rights to upgrades on a when and if available basis associated with software licenses. We collect these maintenance fees in advance and recognize them ratably over the maintenance period. We include maintenance fees collected but not recognized as revenue as deferred revenue.

     We occasionally sell hardware purchased from third parties as a convenience to our customers. We recognize revenues from these sales when the hardware is shipped. We do not expect the sale of hardware to continue to be a material part of our operations as we transition our business model from custom information technology products and services to pre-packaged software licensing, services and maintenance.

     Our cost of license revenues includes manufacturing, packaging and distribution expenses, amortization of capitalized software development costs and, after June 30, 1999, the cost of purchased third-party licenses sold to our customers. Our cost of services and maintenance includes salaries and related expenses for our expert product services organization, costs of third-party consultants, and an allocation for overhead and recruitment.

     Research and development expenses include new software development and the salaries and other costs associated with our in-house development staff and contract software developers. We include costs of developing new software products and substantial enhancements to existing software products in research and development expenses until we establish technological feasibility, at which time we capitalize all further development costs until we make the product available for general release. We define technological feasibility as the completion of a working model of the software product that has passed tests showing it to be consistent with the product design specifications.

     Sales and marketing expenses include salaries and related costs, as well as direct marketing costs, including trade shows, public relations, advertising, marketing materials and market research. We currently generate revenues primarily through our direct sales force. We also focus on working with our indirect channel partners, as well as identifying new indirect channel partners. We expense these costs as we incur them.

     General and administrative expenses include our personnel and other costs associated with management, finance, human resources and information services activities. We are currently expanding our business and significantly increasing the number of employees. We anticipate that we will continue this expansion in the future, which will continue to place significant demands on our management and operational resources. To manage our rapid growth and increased demand, we must invest in and implement scalable operating systems, procedures and controls. We expect future expansion to continue to challenge our ability to hire, train, manage and retain qualified employees. We expense these costs as we incur them.

      Since our inception, we have incurred substantial costs to develop our technology and products, to recruit and train personnel for our research and development, sales and marketing and professional services departments and to establish an administrative infrastructure. As a result, as of September 30, 2000, we had an accumulated deficit of $136.7 million, which includes cumulative accretion of our redeemable convertible preferred stock of $106.4 million. We believe our success depends on rapidly increasing our customer base, further developing XPS and introducing new product enhancements into the marketplace. We intend to continue to invest heavily in research and development and sales and marketing. We therefore expect to continue to incur substantial operating losses for the foreseeable future.

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     License revenues increased 200% to $4.5 million in the three months ended September 30, 2000 from $1.5 million in the three months ended September 30, 1999. For the nine months ended September 30, 2000, license revenues increased 341% to $10.8 million as compared to $2.5 million for nine months ended September 30, 1999. License revenues from XPS were $4.5 million in the three months ended September 30, 2000, compared to $224,000 in the three months ended September 30, 1999. Licenses of third party software did not generate any revenue during the three months ended September 30, 2000 and we expect that trend to continue as we move from custom software development to licensing pre-packaged software. We attribute the increase in license revenues to the growth of market acceptance of XPS. We licensed XPS to 29 customers in the three months ended September 30, 2000 compared to 3 customers in the three months ended September 30, 1999. For the nine months ended September 30, 2000 we licensed XPS to 65 customers as compared to 14 customers for the nine months ended September 30, 1999.

     Services and maintenance revenues decreased 43% to $752,000 in the three months ended September 30, 2000 from $1.3 million in the three months ended September 30, 1999. For the nine months ended September 30, 2000, services and maintenance revenues increased 13% to $2.6 million as compared to $2.3 million for the nine months ended September 30, 1999. Although our XPS customer base for which we are providing maintenance services has increased in 2000, overall services and maintenance revenues have decreased or remained flat while license revenues have increased due to our shift from custom software development to licensing pre-packaged software.

     Hardware revenues decreased 65% to $41,000 in the three months ended September 30, 2000 from $115,000 in the three months ended September 30, 1999. For the nine months ended September 30, 2000, hardware revenues decreased 9% to $231,000 as compared to $253,000 for the nine months ended September 30, 1999. We sell hardware for the convenience of our customers in connection with certain contracts to provide services that we no longer emphasize and we expect that hardware sales will continue to decline significantly as a percentage of our total revenues.

     Cost of Revenues. Cost of license revenues decreased 75% to $185,000 in the three months ended September 30, 2000 from $753,000 in the three months ended September 30, 1999. For the nine months ended September 30, 2000, costs of license revenues increased 24% to $1.0 million as compared to $836,000 for the nine months ended September 30, 1999. These costs as a percentage of license revenues decreased to 4% in the three months ended September 30, 2000 from 50% in the three months ended September 30, 1999 and to 10% for the nine month period ended September 30, 2000 from 34% for the nine months ended September 30, 1999. We attribute these decreases to our shift from custom software development to licensing pre-packaged software.

     Cost of services and maintenance revenues decreased 63% to $401,000 in the three months ended September 30, 2000 from $1.1 million in the three months ended September 30, 1999. For the nine months ended September 30, 2000, costs of services and maintenance revenues increased 7% to $2.0 million as compared to $1.8 million for the nine months ended September 30, 1999. These costs as a percentage of services and maintenance revenue decreased to 53% in the three months ended September 30, 2000 from 83% in the three months ended September 30, 1999 and to 76% for the nine month period ended September 30, 2000 from 80% for the nine months ended September 30, 1999. Our services and maintenance revenue came mainly from maintenance in the third quarter of 2000 and mainly from services in the third quarter of 1999. Our cost of maintenance revenues is lower than our cost of service revenues. While the trend towards higher margin maintenance revenue versus lower margin services revenue, beginning in the first quarter of 2000, caused a significant decrease in these costs in dollars, the percentage decrease for the nine month periods remained flat due principally to one, now complete, lower margin contract in the first quarter of 2000. We acquired this contract as part of the Radian Systems acquisition.

     Cost of hardware revenues decreased 91% to $35,000 in the three months ended September 30, 2000 from $373,000 in the three months ended September 30, 1999. For the nine months ended September 30, 2000, costs of hardware revenues decreased 62% to $194,000 as compared to $504,000 for the nine months ended September 30, 1999. These costs as a percentage of services and maintenance revenue decreased to 86% in the three months ended September 30, 2000 from 323% in the three months ended September 30, 1999 and to 84% for the nine month period ended September 30, 2000 from 199% for the nine months ended September 30, 1999.

Operating Expenses

     Research and Development. Research and development expenses increased 119% to $2.2 million in the three months ended September 30, 2000 from $987,000 in the three months ended September 30, 1999. For the nine months ended September 30, 2000, research and development expenses increased 175% to $5.6 million as compared to $2.0 million for the nine months ended September 30, 1999. Research and development expenses as a percentage of total revenues increased to 41% in the three months ended

September 30, 2000 from 34% in the three months ended September 30, 1999 due to the increase in our development staff. Research and development expenses as percentage of total revenues for the nine months ending September 30, 2000 and September 30, 1999 have remained comparable. The increase in research and development expenses stems from adding 43 personnel to our research and development department and increasing our use of contract software developers. We are using these additional personal and outside contractors to continue development of our XPS product.

     We expect an increase in research and development expenses resulting from rising salaries and recruiting costs in the highly competitive market for software engineers. We also anticipate that further increases in the number of research and development personnel will be necessary to continue to enhance our XPS product, develop new products and support our growing customer base.

     Sales and Marketing. Sales and marketing expenses increased 148% to $5.1 million in the three months ended September 30, 2000 from $2.1 million in the three months ended September 30, 1999. For the nine months ended September 30, 2000, sales and marketing expenses increased 234% to $14.1 million as compared to $4.2 million for the comparable period during 1999. Sales and marketing expenses as a percentage of total revenues increased to 97% in the three months ended September 30, 2000 from 70% in the three months ended September 30, 1999, and increased to 103% for the nine months ending September 30, 2000 from 84% for the nine months ended September 30, 1999. The increase in sales and marketing expenses stems from adding 61 sales and marketing personnel, as well as additional sales and marketing costs associated with XPS. We intend to continue to increase staff in our direct sales force and expect sales and marketing expenses will continue to increase substantially in the foreseeable future.

     General and Administrative. General and administrative expenses increased 71% to $1.8 million the three months ended September 30, 2000 from $1.1 million in the three months ended September 30, 1999. For the nine months ended September 30, 2000, general and administrative expenses increased 168% to $4.4 million as compared to $1.6 million for the nine months ended September 30, 1999. For the nine months ended September 30, 2000, our amortization of intangible assets was $954,000 as compared to $334,000 for the comparable period during 1999. General and administrative expenses as a percentage of total revenues remained comparable. The increase in general and administrative expenses stems from adding 18 administrative personnel, additional legal and accounting fees, and an increase in intangible asset amortization related to the July 1, 1999 acquisition of Radian Systems.

     Bad Debt Expense. We incurred $576,000 of bad debt expense in the first quarter of 2000 as a result of a contract dispute with a customer for which we performed software customization and modification services in 1999. This contract was acquired as part of the Radian Systems acquisition. In the third quarter of 2000 we added $297,000 to our reserve for uncollectible accounts. Our bad debt expense for the three and nine month periods ended September 30, 1999 was insignificant.

     Interest expense. Interest expense decreased $191,000 to $48,000 in the three months ended September 30, 2000 from $239,000 in the three months ended September 30, 1999. For the nine months ended September 30, 2000, interest expense decreased $132,000 to $159,000 from $291,000 for the nine months ended September 30, 1999. Interest expense in the three and nine month periods ending September 30, 1999 includes interest expense from convertible demand promissory notes and interest on debt related to the Radian Systems acquisition.

     Other Income, Net. Other income, net, increased $567,000 to $571,000 in the three months ended September 30, 2000 from $4,000 in the three months ended September 30, 1999. For the nine months ended September 30, 2000, other income, net increased $897,000 to $910,000 from $13,000 for the nine months ended September 30, 1999. These increases are due primarily to interest income earned on the proceeds of our initial public offering.

INCOME TAXES

     We have incurred operating losses in all periods presented and therefore have not recorded income tax expense. We have recorded a valuation allowance for the full amount of our net deferred tax assets since we cannot currently predict the realization of these assets. Under the provisions of the Internal Revenue Code, certain substantial changes in our ownership may limit the amount of net operating loss carryforwards that could be used to offset future taxable income.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2000 we had cash and cash equivalents of $32.2 million and working capital of $38.4 million.

     Our net cash used in operating activities was $19.1 million for the nine months ended September 30, 2000 and $5.2 million for the nine months ended September 30, 1999. The increase in cash used in operating activities was due primarily to an increase in our net loss excluding non-cash items of $6.3 million and an increase in our working capital investments of $7.6 million. Our working capital investments consist principally of accounts receivable, prepaid expenses and reductions in accounts payable. Our accounts receivable at the end of any period have significantly fluctuated due to the significant dollar amount of our individual software licensing arrangements and other software services and the timing of the revenue recognition of these arrangements.

     For the nine months ended September 30, 2000, we sold $1.7 million of XPS licenses to customers in exchange for non-marketable securities. These securities were valued by independent appraisals of the customers issuing the securities. These securities are illiquid and we may not be able to sell them in the near term to provide needed cash for operations. We have classified these securities at September 30, 2000 as other assets.

     At September 30, 2000, $1.0 million of our accounts receivable was due from one customer acting as a general contractor to which we were engaged under a subcontractor arrangement, which required delivery and significant modification and customization of software. The amount owed to us by this customer is past due as a result of a dispute that has not allowed the customer to collect fees that will allow for the payment of our subcontract services. We are not a party to the dispute. On July 13, 2000, we filed a Complaint for Damages against the general contractor seeking a judgment in the amount of $1.0 million. We expect to collect the amount owed. However, due to uncertainties surrounding the resolution of the dispute and the resultant effect on the general contractor's ability to meet its obligations, it is reasonably possible that our estimate of the recoverability of this account receivable may change in the near term. We are currently unable to estimate the range of the possible loss we may incur when this receivable is ultimately settled. In August 2000, the general contractor filed a counterclaim seeking judgment against us in the amount of $2.9 million. We believe that the likelihood of a loss incurred as a result of this counterclaim is remote.

     We used net cash in investing activities of $2.7 million for the nine months ended September 30, 2000 and $346,000 for the nine months ended September 30, 1999. We used the net cash used in investing activities for the nine months ended September 30, 2000 for capital expenditures and capitalized software development costs. We used the net cash used in investing activities for the nine months ended September 30, 1999 for capital expenditures, including cash acquired upon our acquisition of Radian Systems. Our capital expenditures were purchases of assets to manage our operations, including computer hardware and software, office furniture and equipment and leasehold improvements. We expect that our capital expenditures will continue to increase in the foreseeable future. In the second quarter of 2000, we capitalized $633,000 of software development costs related to XPS 3.0. We released XPS 3.0 commercially on June 19, 2000.

     Our net cash provided by financing activities was $43.1 million for the nine months ended September 30, 2000 and $5.0 million for the nine months ended September 30, 1999. In May 2000, we completed an initial public offering of 4,200,000 shares of our common stock, which generated net proceeds of approximately $29.0 million. Also in May 2000, warrants to purchase Series D Redeemable Convertible Preferred Stock were exercised by their holders, which generated aggregate proceeds of approximately $7.7 million. In June 2000, we issued and sold 630,000 shares of common stock for net proceeds of approximately of $4.7 million upon the exercise of an over-allotment option by our underwriters. For the nine months ended September 30, 2000, we also generated $1.2 million of cash from the exercise of stock options and warrants, and drew $802,000 from our two equipment lines of credit with Silicon Valley Bank. For the nine months ended September 30, 1999 we generated approximately $4.1 million from issuing convertible debt and $1.0 million from a draw on our line of credit with Silicon Valley Bank. In November 1999, the convertible debt was converted to Series C Redeemable Convertible Preferred Stock.

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

     We use the revolving line of credit for working capital purposes and matures on May 25, 2001. Interest on the revolving line of credit is payable monthly and accrues at the prime rate as announced by Silicon Valley Bank plus 0.75% per annum.

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

     As of September 30, 2000, we had $1.0 million outstanding under the revolving line of credit, $604,000 outstanding under the first equipment line of credit and $677,000 outstanding under the second equipment line of credit. Principal payments on the outstanding balance of the first equipment line of credit are due in monthly installments of $20,833 with interest payable monthly at the prime rate as announced by Silicon Valley Bank plus 1.25% per annum. Principal payments on the outstanding balance of the second equipment line of credit are due in monthly installments of $18,817 with interest payable monthly at the prime rate as announced by Silicon Valley Bank plus 1.25% per annum.

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

     We have developed contingency plans to be implemented if our efforts to identify and correct Year 2000 issues affecting our internal systems were ineffective. We have adopted the Year 2000 contingency plans as our standard operational contingency plans. Our contingency plans are designed to minimize disruptions or other adverse effects. Our plans include:

     - accelerated replacement of affected equipment or software;

     - short to medium-term use of backup equipment and software;

     - increased work hours for our personnel; and

     - use of contract personnel to correct on an accelerated schedule any Year 2000 issues that arise or to provide manual workarounds for information systems.

FORWARD-LOOKING INFORMATION

     Certain statements in this Section and elsewhere in this report are forward-looking in nature and relate to trends and events that may affect the Company's future financial position and operating results. Such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The terms "expect," "anticipate," "intend," and "project" and similar words or expressions are intended to identify forward-looking statements. These statements speak only as of the date of this report. The statements are based on current expectations, are inherently uncertain, are subject to risks, and should be viewed with caution. Actual results and experience may differ materially from the forward-looking statements as a result of many factors, including changes in economic conditions in the markets served by the Company, increasing competition, and other unanticipated events and conditions. It is not possible to foresee or identify all such factors. The Company makes no commitment to update any forward-looking statement or to disclose any facts, events, or circumstances after the date hereof that may affect the accuracy of any forward-looking statement.

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

     Our revolving credit facility and equipment term loans bear interest at variable rates, and the fair values of these instruments are not significantly affected by changes in market interest rates. A hypothetical 100 basis point increase in interest rates for one year would increase interest expense by an immaterial amount.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company is not a party to any material legal proceedings.

ITEM 2. CHANGES IN SECURITIES

     (a)  -- (c) None.

     (d)         The Company filed a registration statement under the Securities
                 Act effective May 11, 2000, File No. 333-96421. From the effective date of the registration statement to September 30, 2000, the Company's use of net proceeds from the offering of securities covered thereby was as follows:

                 NET OFFERING PROCEEDS TO ISSUER                                                $33,671,000

                 USE OF PROCEEDS:

                 Sales and marketing expenses                                                   $   766,000
                 Research and development                                                           324,000
                 General and administrative expenses                                                280,000
                 Capital expenditures                                                               104,000
                 Temporary investments:
                        Cash and cash equivalents                                               $32,197,000
                                                                                                -----------

                 Total                                                                          $33,671,000



ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

   EXHIBIT NO.                        DESCRIPTION OF EXHIBIT
----------------    -----------------------------------------------------------

+3.1 Second Articles of Amendment and Restatement, dated as of May 17, 2000

+3.2                Amended and Restated By-laws, dated as of May 17, 2000

+10.1 Lease Agreement dated August 18, 1995, by and between Principal Mutual Life Insurance Company and Sequoia

+10.1.1 First Amendment to Lease dated October 24, 1997, by and between Principal Mutual Life Insurance Company and Sequoia

+10.1.2 Second Amendment to Lease dated November 9, 1998, by and between Principal Mutual Life Insurance Company and Sequoia

+10.1.3 Third Amendment to Lease dated June 8, 1999, by and between Principal Mutual Life Insurance Company and Sequoia

+10.2 Lease Agreement between Lernout & Hauspie (Ireland) Limited and Redwood Software Europe Limited (d/b/a Sequoia Software Europe)

+10.3 Employment Agreement between Sequoia and Richard C. Faint, Jr., dated January 1, 2000

+10.4 Employment Agreement between Sequoia and Mark A. Wesker, dated January 1, 2000

+10.5               Employment Agreement between Sequoia and Anil Sethi, dated
                    January 1, 2000

+10.6 Employment Agreement between Sequoia and Marc E. Rubin, dated January 1, 2000

+10.7 Employment Agreement between Sequoia and Kenneth E. Tighe, dated January 1, 2000

+10.8 Employment Agreement between Sequoia and Gregory G. Heard, dated January 24, 2000

+10.9               Sequoia Software Corporation 2000 Stock Incentive Plan

+10.10 Series B Redeemable Convertible Preferred Stock Purchase Agreement dated July 28, 1998, by and among Sequoia and the investors named therein

+10.11 Amendment No. 1 to Series B Redeemable Convertible Preferred Stock Purchase Agreement dated September 28, 1998, by and among Sequoia and the investors named therein

+10.12 Convertible Promissory Note and Warrant Purchase Agreement dated as of May 10, 1999, by and among Sequoia and the purchasers named therein

+10.13 Amendment to Convertible Promissory Note and Warrant Purchase Agreement and Preferred Stock Purchase Warrant dated March 1, 2000, by and among Sequoia and the purchasers named therein

+10.14 Stock Purchase Agreement dated July 1, 1999, by and among Sequoia, Radian Systems, Inc., Radian, Inc., Timothy B. Fleischer and Kenneth E. Tighe

+10.15 Series C Redeemable Convertible Preferred Stock and Warrant Purchase Agreement dated November 23, 1999, by and among Sequoia, Baker Communications Fund, L.P. and divine interVentures, inc.

+10.16 Lease Agreement dated March 17, 2000, between Merritt -- CCP V, LLC and Sequoia

+10.17 Amended and Restated Registration Rights Agreement dated November 23, 1999 by and among Sequoia and the individuals listed on the schedules thereto, as amended.

*27.1               Financial Data Schedule

----------

* Filed herewith

+ Incorporated herein by reference to the Company's Registration Statement on Form S-1, No. 333-96421

+ Incorporated herein by reference to the Company's Registration Statement on Form S-8, No. 333-37096

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

                                           SEQUOIA SOFTWARE CORPORATION
                                                  (Registrant)

                                               /s/ GREGORY G. HEARD
                                    -------------------------------------------
                                                  Gregory G. Heard
                                    Vice President, Chief Financial Officer and
                                      Treasurer (Principal Financial Officer)

Date: November __, 2000