Form 10-K
period 2000-12-31
SEQUOIA SOFTWARE CORP
filed 2001-04-02
CIK 1028442

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number
000-30581

Sequoia Software Corporation
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	52-1956677 (I.R.S. Employer Identification No.)

8890 McGaw Road, Columbia, Maryland (Address of principal executive offices)	21045 (Zip Code)

Registrant’s telephone number, including area code: (410) 423-4000
Securities registered pursuant to Section 12(b) of the Act: NONE
Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001 per share

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      The aggregate market value of Common Stock held by non-affiliates of the registrant as of March 29, 2001 based upon the closing price of the Common Stock on the Nasdaq National Market for such date, was $91,652,536.

      As of March 29, 2001 there were 31,032,070 shares of the Registrant’s common stock outstanding.

PART I

      This report contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements. The important factors discussed below under the captions “Risk Factors” contained in Item 1 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 7, among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. We do not undertake any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1. BUSINESS

Overview

      As a leading provider of XML-based portal software, Sequoia Software has redefined what portals do for business. Sequoia’s adaptable portal software brings together information, processes and people and strengthens relationships throughout the value chain.

      Portals allow users a simple, Web-based, single point of access to the applications and information they need to do business. Sequoia’s XPSTM is portal software that provides a foundation from which many types of portals can be deployed. Whether a company is deploying a corporate portal with the objective of providing easier access to many systems and data sources, or a portal that extends beyond the enterprise to facilitate business processes across suppliers, partners and customers, XPS can address these business needs.

      By allowing an enterprise to flexibly mold its business model to XPS Sequoia provides next generation software that gives people what they never had before – software that can adapt and change over time. XPS acts as the glue that connects employees, customers, partners, and suppliers located anywhere in the world in a virtual enterprise so they can more effectively collaborate and exchange information. XPS intelligently and securely accesses information from back-end systems, delivers it through a personalized interface, and allows users to interact with that data. For example, a company may implement a portal to allow distributors and partners to access their order history, current inventory levels, negotiated price lists and upcoming promotions. XPS will provide the access and interface to these applications, as well as the security to allow only to the authorized information for that particular partner or distributor.

      We have incorporated application server-like functionality called ThruSpeed™ technology into XPS. This gives an organization the ability to provide widespread, distributed use of the portal, thereby improving system performance and reliability. ThruSpeed improves the portal’s ability to process transactions and ensures the portal will be able to accommodate a growing user and information base while providing reliable access. The scalability of XPS ensures that it can easily grow to meet evolving needs. In recent independent testing, XPS showed that the increase in the peak number of transactions that could be executed per second was relative to the addition of hardware. Because XPS is designed to leverage additional hardware to increase transaction throughput, businesses have a clear growth path for handling additional portal activity.

Industry Overview

      The portal industry is new, fragmented and continuously evolving. Magazine articles have indicated that there are hundreds of portal vendors in the market. In truth, the market is crowded with application vendors, business intelligence vendors and a large number of other vendors who, in most cases, are taking their traditional client-server based applications and turning them into “portal” applications. They are not true portal software vendors. They are essentially turning their user interfaces into portals. These applications tend to be proprietary applications, thereby not enabling an organization to bring together all the different applications in an enterprise.

      The second segmentation in the portal landscape is the infrastructure vendors. The enterprise application integration vendors, the app-server vendors, some of the platform vendors, and the infrastructure vendors are looking to extend their reach into the portal software space. These vendors see the portal software market’s explosive growth potential, and are trying to seize upon the opportunity to leverage the sale of their infrastructure software to reach the end user through a portal product. The infrastructure approach, however, provides the customer with the building blocks to build a portal. These building blocks are more time consuming and labor and capital intensive than the portal software that Sequoia and other portal software vendors provide. At this stage in the market, the infrastructure vendors still have premature portal products.

      Finally, the “pure-play” portal software vendors like Sequoia deliver functionality that the other two areas of the market are lacking. This functionality includes the ability to integrate across the enterprise without regard to proprietary applications and the ability of systems administrators to quickly deploy their solution. Our products also provide the flexibility to maintain and add to the portal’s functionality. These “pure play” vendors are typically smaller, less established companies, seeking to secure the market by moving into the portal space before others. These vendors tie in the ability to aggregate information and personally interact with end users that are coming in through a variety of access devices with layered infrastructure services for managing the integration of content, applications, and processes. These features and services are provided to the end user through a single, personalized view.

      The confusion in the portal market is partially a result of a 1998 Merrill Lynch report that incorrectly estimated that the market for enterprise information portals would grow from $4.4 billion in 1998 to over $14 billion by 2002. In November 2000, Merrill Lynch corrected this prediction and re-forecast the overall market to grow from $168 million in 1999 to $2 billion in 2004.

      Other research has also indicated that there are substantial growth opportunities in the portal software market. The Delphi Group’s September 22, 2000 report on Corporate Portals Today: The 2000 Market Survey found that “more than half of all responding organizations are thinking about or are interested in an enterprise information portal.”

      To further substantiate this growth, The Delphi Group’s Business Portals: Applications and Architecture February 5, 2001 report stated that “a research survey of portal implementation plans at over 600 organizations executed in December 2000, respondents indicated clearly that they expect to extend portal interfaces across their business value chains to link up to customers, employees, and partners through enterprise portal projects.”

      Sequoia’s XML-based portal software provides the foundation from which organizations can deploy the right kind of portal solution to fit their business needs, whether it is a simple corporate portal or a portal that provides the ability to synchronize business processes and connect customers, partners, and suppliers in a virtual enterprise.

Our Competition

      The market for portal software is rapidly changing and intensely competitive, and is likely to become more competitive as the lines between new and existing technologies begin to blur and consolidation occurs across the software industry. We believe that, while none of our competitors or potential competitors currently produces XML-based portal software comparable to ours, we face significant current and potential competition in the portal software market. We believe, however, we currently utilize XML in a capacity that is different from the competition. Most of the portal software companies that market their use of XML actually use XML only as a document type that can be displayed within the portal. We use XML for the routing of data, indexing, rules evaluation, integration, and presentation. We use XML messaging as a way to communicate within the portal as well as to integrate external applications into the portal. XML allows XPS, and the organizations using it, to be flexible.

      Our existing and anticipated competition mainly comes from large software vendors, vendors of proprietary enterprise application integration and application server products, in-house divisions and others that intend to add XML capabilities to their products. A number of infrastructure software vendors and enterprise application integrators are now marketing their products as a means to build a portal. Several application server vendors have re-positioned themselves as portal companies. These vendors do not yet have “true” portal software products. Recently, platform vendors like Microsoft and IBM have announced portal software products but do not currently offer a complete portal software solution.

      Only the software vendors with flexible, extensible products designed specifically to successfully integrate data and applications in a fully functional interactive portal have the ability to coordinate existing applications from an architecture-neutral perspective and to provide both functionality and the flexibility to maintain and further develop an organization’s portal.

The Sequoia Solution

      The goal of creating an electronic doorway to an organization requires integration of enterprise applications within the organization, management of the organization’s enormous volume of data and facilitation of the organization’s e-business strategies, each of which is a significant challenge. Our XML-based portal software, XPS, aggregates and organizes information across an enterprise using a powerful, context-based approach to information management. Using XPS a business can seamlessly integrate multiple sources of information into a personalized, user-friendly, real-time interface that can be accessed from a factory floor kiosk, a salesperson’s mobile device or a business partner’s desktop. XPS is flexible enough to integrate different software programs that would otherwise be incompatible and scalable enough to meet the needs of even the largest enterprise, yet XPS can be implemented faster than traditional enterprise software packages and remains user-friendly.

      XPS provides an advanced capability to access and interact with information through a single, personalized, point of access. This allows businesses to continue to use their existing software applications while improving communications and decision-making processes and identifying new revenue opportunities. The way XPS uses XML ensures that XPS is flexible enough to serve the changing needs of a business while empowering the organization to accelerate interaction between those in the dynamic value chain, ultimately boosting the organization’s ability to acquire and retain customers. Businesses can use an XPS-powered portal as an enterprise resource that supports fundamental improvements in business processes and provides a single point of control and configuration for key information assets. Companies are also maximizing the competitive value of their information resources by using portals to exchange data among all of their employees worldwide. Similarly, organizations are looking for ways to provide customers and partners a single point of access for all the electronic information and services available from that organization.

      Our comprehensive, integrated, interactive solution provides our customers with the following benefits:

The Ability to Work Smarter and Faster

      By aggregating applications, information, and business processes, XPS gets the right information to the right user at the right time. It intelligently accesses relevant information from back-end systems, delivers it through a personalized interface, and allows users to interact with the data based on their role in the enterprise. Users can send and receive information and work from any Web-enabled device (desktop, PDA, cell phone, etc). This expedites the distribution of information, enabling users to make smarter and faster decisions, as well as improve collaboration across the value chain.

The Ability to Work Their Way

      XPS adapts to an organization’s existing business processes without forcing them to change their business model. XPS can actually adjust over time. As processes and partnerships evolve, XPS can efficiently incorporate changes so that companies within the virtual enterprise can continue to effectively collaborate and exchange information. The flexible, open, XML-based architecture of XPS also allows for additional functionality to be snapped-in as needed. By providing the ability to distribute specific services onto separate servers, the scalability offered with XPS’s ThruSpeed™ technology ensures that an XPS-powered portal will be able to accommodate a growing user/information base. XPS also provides secure and reliable access to users through a built-in, extensible security broker.

The Ability to Get Started Quickly

      Building a custom application to provide better access to information and to automate processes can be difficult, time-consuming and demanding on resources. The buy (portal software) versus build (an in-house solution) question is much easier to answer with a portal software package like XPS. Relative to enterprise software applications, XPS makes it easy to get a fully functional portal up and running. We believe XPS’s flexible architecture and out-of-the-box functionality significantly reduce time to deployment. Its familiar browser interface requires little training for users. Our implementation methodology is designed to maximize improvements while minimizing disruption and cost. XPS can help a business create a fully operational portal in short, structured, scalable steps.

Leverage Existing IT Expenditures

      XPS allows portal users to more easily work with the many different applications they need to do their job, allowing them to better leverage their investments in existing technology. We bring the user into contact with hard-to-reach information and increase efficiencies through the streamlining of business processes.

Maximize Their Portal Investment

      XPS also offers a full range of e-business components such as Business to Business Integration, an Application Server, Collaboration, Search & Categorization, for a single price within one package. This is unlike many competitors’ portal software where a company is forced to use other partners of our competitors to receive the right mix of functionality.

The Sequoia Strategy

      Our goal is to lead the portal software market by providing the most innovative and useful technology to our customers, along with superior service and support. The key elements of our business strategy are to:

Maintain and Extend Leadership in the XML-Based Portal Software Market.

      We plan to establish XPS as the portal software of choice by offering our customers the most innovative and useful technology and outstanding customer service. We are expanding our relationships with our current business partners and developing relationships with new ones. We have designed our product to take full advantage of the benefits offered by XML. We intend to continue to protect our XML-based technologies through patents, and leverage XML to develop new products for our customers. We are actively working with XML industry groups such as W3C and Oasis to create industry standards.

Further Develop Indirect Distribution Channels.

      We plan to continue to leverage our sales and marketing efforts through relationships with application service providers, system integrators, consultants and independent software vendors. We intend to continue to foster these relationships to fuel additional growth because they significantly extend our market reach. We plan to continue to develop these relationships in increasing numbers and to expand the depth of existing relationships. With the new formation of our Value Added Reseller Program, we plan to further expand our indirect distribution channel. By leveraging these channels, we expect sales to reach a much larger distribution base.

Extend Our Strategic Relationships.

      We intend to expand our relationships to pursue strategic opportunities for the marketing and sale of our products. These relationships provide us with an important endorsement of our software and a distribution mechanism for exposing the capabilities of our products. We have developed relationships with technology partners, OEM/embedded solutions partners, value added resellers and systems integrators.

      The goal of our Technology Partner program is to develop and maintain strong, value-added relationships with key vendors that provide successful solutions to our customers. The program capitalizes on the strengths of each partner to increase the total value delivered to Sequoia’s customers. This growing network of partners includes industry-leading software, hardware, and Web-services vendors who work with Sequoia to optimize product integration and work closely on joint business development. Some of our technology partners are SeeBeyond, Bitmo, Semio, Citrix, and Netegrity.

      Our OEM/Embedded Solution program helps us capitalize on the market of independent software vendors and software developers who want to Web-enable existing software solutions, tie applications together to create a “suite” environment, extend portal architecture including personalization and taxonomy, and/or expose applications as e-business applications that foster interaction with customers, suppliers, and e-marketplaces. Some of our Embedded Solution partners include TREEV and Sagent Technology.

      Our System Integrator program is designed to provide partners with the necessary tools to effectively develop, project manage, and deploy solutions based on XPS. Standard system integrators primarily integrate XPS and adds value by providing consultative pre-sales support, basic integration services, and first tier technical support. Strategic system integrators choose to embrace XPS as part of their business practice. They will provide consultative pre-sales support, offer a fully integrated solution, training, and act as first tier technical support for the entire solution. Some of our System Integrator partners include Cap Gemini Ernst and Young and Commerce One Global Solutions.

      Our Value Added Reseller (VAR) program is designed to provide partners with the necessary tools to effectively market, sell, and support XPS. VARs resell XPS and add value by providing consultative pre-sales support, offering basic integration services or a fully integrated solution, training, and first tier technical support. We intend to continue to leverage our relationships with our value added providers to increase our customer base and sales.

Increase Our Market Share Among Large Customers.

      We believe our leadership position as a provider of XML-based portal software can be attributed to the flexible nature of XPS, which is designed to integrate a wide range of applications and information and to scale to support hundreds of thousands of users. Large organizations, such as GE, Eastman Chemical, Waste Management and Flextronics International have implemented XPS-powered portals. We intend to leverage our reputation for having the products and expertise capable of providing flexible, scalable and reliable portal solutions for large and complex organizations to help us to attract new customers and partners and increase our market share.

XML Standard

      XPS uses eXtensible Markup Language, or XML, an emerging standard that defines a universal method for structuring data as its core technology. XML was formally recommended by the World Wide Web Consortium as a standard in February 1998. Since then, a number of industry leaders, including Microsoft, IBM, Sun and Oracle have announced support for XML.

      We believe that XML will be a key enabler of portal software and e-business solutions. XML, like Hyper Text Markup Language, or HTML, descends from the Internet’s original data standard, Standard Generalized Markup Language, or SGML. Unlike HTML, the standard currently used for formatting information on the Internet, XML enables information to be coded for content rather than solely for presentation. This coding difference allows applications to examine and manipulate data for content as well as context. Descriptive tags are attached to each piece of data so applications can understand the meaning of the data and process it accordingly. This characteristic of XML eliminates the need for re-keying data and enables users to quickly identify, retrieve, parse, interpret and transmit critical business intelligence, including data, text, images and streaming audio/video.

Products

      We are a market leader for XML-based portal software. Our principal product, XPS™ with ThruSpeed™, is next generation software that can adapt and change over time. XPS connects employees, customers, partners, and suppliers located anywhere in the world to a virtual enterprise so they can more effectively collaborate and exchange information.

      XPS consists of a component-based architecture that can be tailored to take an organization from e-business ground zero to a multi-purpose B-to-B portal, bringing together employees, partners, distributors and customers. It improves access to information, allows users to act quickly upon accessed information and enhances collaboration. XPS accomplishes these functions by providing an automated mechanism that periodically gathers and channels internal and external content. Content may originate from many sources, including network directories and file systems, enterprise applications, databases or Web sites. Once XPS identifies and collects content, it creates an index that enables users to rapidly search for, identify and retrieve relevant information. XPS leverages our patent-pending XML indexing technology that allows users to perform contextual searches on XML-based information. We believe that XPS allows companies to improve employee productivity, customer support, and partner relationships by creating a highly interactive environment. This architecture allows our customers to create interactive portals that allow for real-time updating of underlying information sources. Using XPS’s interactive capabilities, organizations can streamline business processes and allow users to create a personalized, self-service environment. For example, the process of aggregating inventory information from suppliers can be automated, and personalized views of the data can be defined based on what information is applicable to a user’s job role.

      XPS 3.5

      XPS 3.5 is designed to deploy almost any kind of portal application an organization would need, so it includes a multitude of features designed to benefit a business in different ways depending on how it is used. We’ve grouped these features according to the benefits they provide to make it easier to see how a business might put XPS’s functionality to work.

XML Server Software

      As the engine that powers XPS, XML Server Software gives the software its speed, flexibility, reliability, and scalability. Advanced distributed caching and performance-based load-balancing capabilities enable XPS to handle a business’ high transaction volumes fast without sacrificing the portal’s reliability. Its open, XML-based architecture allows a company to increase system capacity as the company’s business (and associated number of transactions) grows. Scaling the portal to accommodate an expanding user and transaction base can be as uncomplicated adding new hardware.

      The components that make up the XML Server Software are cluster manager, load balancing, senders/receivers, message broker, session manager, and auditing.

      The cluster manager and load balancer work together to distribute the workload of XPS across multiple machines. The cluster manager manages a set of servers, often referred to as agent servers, and the load balancer determines the CPU usage of each server, assigning an incoming request to the server that is the least busy, that is, has the lowest CPU cycle usage.

      The senders and receivers are the doorways into and out of the portal. Senders and receivers accept and send XML messages through a number of supported protocols including HTTP, POP3/SMTP and COM.

      Upon receiving a message through a receiver, the message broker determines what type of process needs to be invoked, based upon the content of the message. The session manager handles all of the necessary data to maintain a user session.

      The auditing capability tracks portal events and can be configured to track all events or just specific types of events within the portal. For example, all successful logins and accesses of information and applications could be tracked. The portal event information is stored in a database. Reporting tools can be used to provide audit reports based on that data.

Security

      XPS features a built-in, extensible security broker, providing NT and active-directory authentication. Companies can extend the capabilities of our security broker by using XPS’s application program interfaces and sample code enabling them to create multiple, customizable authentication capabilities, including LDAP and database authentication. In addition, XPS’s role-based personalization features assures that sensitive data will only be seen by those authorized to see it.

Dynamic Presentation Engine

      XPS’s Dynamic Presentation Engine enables companies to completely customize the view of the portal in terms of both appearance and content. Customization is done at both the administrator and user level. Administrators determine which applications and content are relative to particular users or groups of users. Additionally, pages, themes, and templates let users personalize the content delivered to their desktop. XML style sheets (which can be created within the portal) provide the administrator with the ability to display different data items in a documents and different formats based on the needs and authorization level of the end user. By ensuring that specific kinds of information are only accessible to those who need to see it, XPS provides an extra level of personalization and efficiency for employees – and an extra level of security for the business. For example, documents containing employee data may be displayed to the HR department will display all data available, whereas the same documents displayed to other employees might not display salary and performance data.

Search and Categorization

      XPS significantly reduces the time users spend sifting through documents and data by providing precise, context-based searching of XML data and full-text searching of text data. Built-in administrative tools enable users to further organize content by creating taxonomies that fit the way those users navigate information. Taxonomy is the categorization of data into a structure that can be used for easy navigation. A common structure used by taxonomies is a ‘tree’ structure, much like the structure used by MS Windows Explorer to navigate data that is stored in a local file system.

      XML search allows users to do structured searches of XML content. This allows the user to specify an XML element or attribute to be searched, and the value contained within that element or attribute to be matched in the search result. For example, a user may specify a search for the text “John” within the context of an XML element called “name.” Full text search and index are used for unstructured, text-match searching. For example, a user may search for just the text, “John.” Any text match in any document will return a hit.

      Meta search provides the ability to use popular Internet search engines to execute searches in multiple search engines simultaneously.

Collaboration

      In a virtual enterprise organizations may not be in the same part of the world as their partners. The problem is that it can be nearly impossible to coordinate the meetings and day-to-day communication necessary to keep the enterprise running. We believe XPS addresses this problem by providing real-time messaging capabilities that enable users to stay current with business associates regardless of where they are in the world.

      XPS provides document-centric collaboration with check-in/check-out and versioning. This allows for groups of users to work on the same document set without overwriting another’s changes, as well as managing multiple versions of the same document.

      Businesses can use XPS to create HTML forms that will capture form input. This input is captured as XML data. Once a form has been created, the data entry forms become both an XML document publishing mechanism, as well as a formatted view previously stored XML content.

Business Process Automation

      The powerful business process automation components included with XPS simultaneously equip a business to establish online partnerships, build a virtual enterprise, and streamline its electronic business processes.

      A graphical flow editor and a rules engine enable an organization to design customizable workflows, routing information automatically and significantly reducing the time spent, work duplicated, and human errors made during the manual transfer of information. These flows may contain integration agents, scripts, decision points, and other routing logic.

      Through its XML data-transformation capabilities, XPS makes it easy to integrate new partners into a business’s virtual enterprise, regardless of the communication standards those new partners have in place. When exchanging XML messages with other systems and applications, transformation becomes the key to seamless interchange. The transformation provides the ability to map XML elements in different message formats to one another. Once mapped, the transformation agents automatically execute the transformation of one message format into the other. New message types may also be registered within the portal as new inputs are required.

      XPS’s business process automation components include flows, trading partners, data transformation, message types, scripting engine, style sheet editor, and business protocols.

Integration Gateways

      Different businesses require different types of integration to data and applications that they wish to access through the portal. Some businesses may want to integrate quickly and at low cost, while others may need an integration strategy that offers high volume interaction and a more complex level of integration. XPS offers multiple integration strategies to satisfy a variety of business needs. Content delivery agents (CDAs) and spiders enable organizations to easily establish interfaces with internal and external information sources and bring data into their portals. Integration agents (IAs) provide greater flexibility and tighter integration, and connectors allow you to bring significant functionality from existing enterprise systems into the portal.

      At the interface level, the content delivery agent is used to display the interface of a given application into the portal and perform data exchange with that application. CDAs are usually implemented as scripts, although they may be compiled into COM objects to enhance performance.

      Spiders offer one-directional data level integration. Spiders can traverse a specific data source and bring the information in that data source back into the portal for processing. Processing may include indexing, submission to a business process flow, etc.

      Integration agents provide tight integration into back-end applications. IAs are data-centric agents that may also be used to act upon data within the portal, regardless of whether they interface to a back-end system. IAs are custom developed to talk to a particular data source or application, although there are a number of IAs available out of the box.

      Connectors are third-party applications that sit between the portal and a back-end application, providing translation between the messages in XPS and the required inputs to or outputs from a particular back-end system. Partnerships with third-party connector vendors allow XPS to take advantage of the domain expertise of these companies without changes or overhead in the portal itself.

Administration and the Software Development Kit (SDK)

      By providing a single point of administration for all of the portal’s components, we believe XPS offers a significant advantage over implementing a suite of commercially available e-business applications. Because each of these applications has its own administrative interface, businesses that cobble together their own solutions spend a lot of time, money, and effort configuring each application separately and accessing multiple interfaces to accomplish simple tasks. XPS users can spend this time, money, and effort working on the tasks that bring their companies business and sharpen their competitive edge.

      The Portal Management Console provides for the administration of all portal resources, as well as other system resources such as MS SQL 7 and MS Internet Information Server. XPS also provides a rich environment in which developers can configure and customize business process automation and presentation capabilities without having to go into the Portal Management Console. The Business Integration Services Workbench is a rich development environment for building business process flows, writing scripts, and business rules. Content Delivery Services —Workbench provides the full development environment for creating CDAs, templates, pages, and style sheets.

      A well-documented set of application program interfaces further round out the developer SDK, including design-time tools and sample source code. This facilitates customization of the portal, and makes it easier for software vendors who wish to embed XPS into their own applications.

e-Business Infrastructure Applications

      Our architectural approach of developing separate platform and application components allows us to easily unbundle particular components for the marketing and sale of stand-alone e-business infrastructure products. For example, the XML search engine could be sold separately. The XML server software, along with the Business Process Automation could be sold as the “engine” to power other software products. This gives Sequoia the ability to offer appropriate products as market demand changes and evolves.

Services

      We offer our customers and indirect channel partners an array of training and expert product services in connection with the sale, distribution and use of our products. We believe these services are an important part of our success and the success of our customers. Our expert product services group is primarily focused on strengthening the implementation capabilities of our channel partners, which provide most of the services in conjunction with the sale of our products. Our product support group is expanding rapidly to support our growing customer base. We intend to leverage our services to broaden market awareness of the advantages of our solutions and to create opportunities to sell new or enhanced products to customers.

Expert Services

      Technical Training. We regularly offer instructor-led, multimedia-driven courses that focus on the implementation, administration and management of our products. We also offer product education to our technical specialists through our series of product training courses, which are delivered at our corporate training center.

      Reselling, Consulting and Implementation. We focus a significant amount of our efforts on our business partners that are authorized to resell our products and that provide consulting and implementation services to both our customers and their own. To ensure that those consulting and implementation services are provided properly, we assign product experts to each customer engagement, and require that our indirect channel partners be fully certified on our products.

Product Support

      Ongoing product and customer support is important to our continued success and we strive to provide our customers with quick and helpful responses to inquiries. We provide an online community at www.mysequoia.com for our customers and partners. mySequoia offers a compilation of answers to frequently asked questions, product news, downloadable upgrades and agents as well as a live-chat forum, product installation and configuration details, and product announcements.

      Our product and customer support personnel answer product questions and provide troubleshooting advice. The customer support team is active in many areas of our business and participates in product training for new employees, reviewing and offering input for product documentation and assisting with the quality assurance effort for each software release.

Sales and Marketing

      Our sales and marketing function is focused on delivering XML-based portal software solutions that are directed at the specific needs of our customers. To accomplish this, we are focusing our marketing efforts on developing greater awareness of the benefits of XML-powered portals. Moreover, in addition to targeting the portal software market, we are focusing on specific market segments that are aggressively seeking to adopt innovative technologies in order to acquire a competitive advantage. In the portal software market, these market segments include process manufacturing, consumer packaged goods and retail, technology and communications, healthcare, professional services, public sector, and transportation and travel.

      For each of these markets segments, we intend to continue to sell and market XPS in the following ways:

•	Creating strategic business alliances with channel partners, independent software vendors and service companies that have established brand identity for each market segment

•	Making connections to industry-specific application software

•	Create industry-specific product overviews, or “white papers,” and case studies

•	Sponsor exhibits, host Web seminars, and speak at industry trade shows

Sales

      Direct Sales. As of December 31, 2000, our direct sales force consisted of 26 sales professionals and 13 technical sales support specialists primarily based at our principal offices, as well as sales offices throughout the U.S. and in Ireland and the U.K. Our direct sales force focuses on end-users and channel partners to generate product demand. We intend to increase the number of sales professionals and technical sales support specialists located both domestically and internationally.

      Indirect Channels. We intend to significantly expand our installed base and service capabilities through relationships with indirect channel partners. Our indirect channel partners consist of applications service providers, systems integrators and consultants that market, sell, implement and support our products and independent software vendors that can incorporate and embed our products into their own e-business solutions. Some of our indirect channel partners are Acuent, BITMO, Cap Gemini, Cediti of Belgium, Citrix Systems, divine interVentures, Enterworks, GE Capital IT Solutions, General Dynamics Defense Systems, ImageVision.Net, Impact Innovations Group, Lockheed Martin Management & Data Systems, Microsoft, SAIC, Software AG, Inc. You can find a complete listing of our partners on our Web site at www.sequoiasoftware.com.

Marketing

      Our marketing organization consists of four distinct groups: Strategic Marketing, Product Marketing, Marketing Management, and Marketing Communications. Each group has responsibility for a specific set of marketing functions. The Strategic Marketing group is responsible for developing the branding, positioning and messaging strategy, which includes market research and analysis. The Product Marketing group, the technical component of the marketing department, is responsible for understanding market needs and communicating those needs to product development. Marketing Management is responsible for the execution of the marketing plan and for the tactics that drive awareness of Sequoia and its products, which will ultimately lead to sales interest. These efforts include direct marketing, trade shows, seminars, Web seminars, advertising, speaking engagements, and sponsorships. Marketing Communications addresses the collateral and creative design needs of the organization, including the Web site.

Research and Development

      Our development staff is responsible for enhancing and supporting our existing products and expanding our product line. We believe that a technically skilled software development organization will continue to be a core component of our success. As of December 31, 2000, we had a development staff of 73 personnel, including 60 developers and quality assurance personnel, and 13 product support personnel.

      We have made substantial investments in research and development, primarily through internal development, but also through technology acquisitions. Our research and development expenditures for the years ended December 31, 1998, 1999 and 2000 were approximately $1.0 million, $3.6 million, and $7.3 million respectively. Our costs for the development of new software products and substantial enhancements to existing software products are expensed as research and development costs until technological feasibility has been established, at which time any additional development costs are capitalized until the product is available for general release to our customers. We expect that we will continue to commit significant resources to research and development in the future, as it is a key component of our strategy. We focus our research and development activity on enhancing our existing software and developing new software products. We work closely with our customers and strategic partners to identify areas on which to focus our new product development efforts.

      We believe that we have demonstrated significant innovations in our application of XML technologies to address the problems of e-business. While we evaluate externally-developed technologies for integration into our software, most enhancements to our software have been, and we expect will continue to be, developed internally. Our current product development activities focus on product enhancements to XPS and the integration of external services and partner technology. We believe that we must continue to design, develop and introduce new products that take advantage of market opportunities and comply with emerging standards.

Customers

      Our customers represent a broad array of enterprises within diverse industry sectors, including consumer packaged goods, technology & communications, healthcare, and process manufacturing. Customers are generally organizations that seek to leverage emerging technology to achieve a competitive advantage in their markets. Our customers are using XPS to deploy intranet, or corporate portals, B2B portals and Internet portals. Since the commercial release of XPS in March 1999, the number of our licensed users has grown rapidly. Licensing arrangements range from departmental-size solutions to enterprise-wide commitments.

      Today, our representative customer list includes S.C. Johnson, Flextronics, Eastman Chemical, Smuckers, BBC, General Electric Power Systems, EMI Music, Mitchell Industries, W.R. Grace, the Mills Corporation, Waste Management Inc., Lockheed Martin, and Lehman Brothers, plus recognized repeat orders from existing customers expanding their deployment of XPS, such as Baylor Health Care System. In addition, the Company recorded a three-year, multi-million dollar agreement with Sagent Technology, under which Sequoia is licensing its technology for integration with the Sagent Solution, creating the industry’s first interactive, e-business intelligence portal.

      We believe our customers have chosen XPS due to its scalable architecture, low cost of ownership and rapid deployment capabilities. Our customers use XPS to create interactive portals that facilitate collaboration within and outside of the enterprise, integrate disparate business processes and existing systems, enable better decision-making and optimize operations. Customers also use XPS to for collaboration with their customers, employees, suppliers and partners.

Intellectual Property and Licensing

      Our success and ability to compete is dependent on our ability to develop and maintain the proprietary aspects of our technology and operate without infringing on the proprietary rights of others. We rely primarily on a combination of patent, copyright, trade secret and trademark laws, confidentiality procedures, contractual provisions and other similar measures to protect our proprietary information. For example, we license rather than sell our software to customers and require licensees to enter into license agreements that impose certain restrictions on licensees’ ability to utilize the software. We have applied for three U.S. patents covering our core XML technology, one of which is a provisional application. We have no patents or patent applications pending in any foreign countries. We have four U.S. trademark registrations and three pending trademark applications. Additionally, we have filed three intent-to-use trademark applications in the United States for our product names and corporate logo. We own the registration rights for 16 Internet domain names, including those pertaining to our company name, one of our subsidiary’s company name and certain aspects of our XML technology. There can be no assurance that any of our patents, copyrights or trademarks will not be challenged or invalidated.

      We also enter into license agreements with respect to our technology, documentation and other proprietary information. Those licenses are generally non-transferable and typically have a perpetual term. Despite our best efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology that we consider proprietary and third parties may attempt to develop similar technology independently. In particular, we provide our licensees with access to object code versions of our software, and other proprietary information underlying our licensed software. Policing unauthorized use of our products is difficult, particularly because the global nature of the Internet makes it difficult to control the ultimate destination or security of software or other data transmitted.

      From time to time we integrate third-party software into our products. This third-party software may not continue to be available on commercially reasonable terms. We currently license software from DT Software, Inc. under a perpetual license agreement for indexing functionality in XPS. If we cannot maintain licenses to this or comparable third-party software, shipments of our products could be delayed until equivalent software could be developed or licensed and integrated into our products, which could materially adversely affect our business, operating results and financial condition.

      Overall, the protection of our proprietary rights may not be adequate and our competitors may independently develop similar technology. Due to rapid technological change, we believe that factors such as the technological and creative skill of our personnel, new product developments and enhancements to existing products are more important than the various legal protections of our technology to establishing and maintaining a technology leadership position.

      We do not believe that any of our products, trademarks, copyrights or other proprietary rights infringe the proprietary rights of third parties except for one instance. In July 1999, we received a notice from NetRight Technologies, Inc., objecting to our use of the mark ‘iManage’. We had ceased using the mark prior to the receipt of the notice and we do not anticipate any further action. Additionally, by letter dated September 29, 2000, General Automation of Irvine, California notified Company that General Automation has owned a 1984 federal registration for the mark SEQUOIA since 1996 and expressed “concern” regarding Company’s use of SEQUOIA. By letter dated November 14, 2000, Company responded that it, along with many other computer, computer-related and software businesses, has used SEQUOIA for several years and questioned General Automation’s implied assertion that it has senior rights in the mark SEQUOIA. As of the date of this Company Disclosure Schedule, Company has received no further oral or written communication from General Automation regarding this matter. Third parties may assert infringement claims against us in the future with respect to current or future products. Further, we expect that software product developers will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps.

      All of our employees sign nondisclosure and confidentiality agreements. From time to time, we hire or retain employees or consultants who have worked for independent software vendors or other companies developing products similar to those offered by us. Those prior employers may claim that our products are based on their products and that we have misappropriated their intellectual property. Any claims of that variety, with or without merit, could cause a significant diversion of management attention, result in costly and protracted litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. Those royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all, which would have a material adverse affect on our business. For additional discussion regarding our intellectual property risk, see “Risk Factors.” Our software products rely on our intellectual property, and any failure by us to protect our intellectual property could enable our competitors to market products with similar features that may reduce demand for our products which would adversely affect our revenues on page 20.

Competition

      The market for XML-pure portal software is rapidly changing and intensely competitive, and is likely to become more competitive as the number of entrants and new technologies increases and as the market consolidates. We believe that, while none of our competitors or potential competitors currently produces an XML-based solution comparable to ours, we face current or potential competition from large software vendors, vendors of proprietary enterprise application integration and application server products, in-house divisions and others that intend to add XML capabilities to their products. A number of infrastructure software vendors and enterprise application integrators are now marketing their tools as a means to build a portal. Several application server vendors have re-positioned themselves as portal companies; however, these vendors do not yet have true portal software products. Recently, platform vendors like Microsoft and IBM have announced portal software products but do not currently offer a complete portal software solution.

      Our customers and other companies with which we have strategic relationships may also compete with us in the future. These competitors may emerge rapidly and gain significant market share quickly. In addition, new and improved technologies or the expansion of existing technologies may increase competitive pressures. As a result, we may not be able to compete successfully, and our business, operating results and financial condition could be harmed.

      We compete principally on the basis of:

•	product quality and performance, including scalability and breadth and depth of solution;

•	interoperability of solution with existing applications;

•	speed and ease of deployment;

•	customer service; and

•	price.

      We believe that we compete favorably in each of these areas and that our products have more functionality than those of any of our competitors and are easier to implement than their products. We also believe that our product is more scalable and allows our customers to benefit more fully from the advantages of XML than our competitors’ products.

      We believe that the principal competitive factors affecting our market include:

•	the number of customers;

•	the number of strategic alliances; and

•	strength of sales channels.

      Although we believe our solution currently competes favorably with respect to these factors, our market is relatively new and rapidly evolving. We may not be able to maintain our competitive position against current and potential competitors, especially those with greater financial, marketing, service, support, technical and other resources, such as larger customer bases and greater brand recognition that may have lower overhead costs than us and therefore be able to offer advantageous pricing. Additionally, some of our competitors may be able to secure alliances with customers and affiliates on more favorable terms than we can. We expect that competition will increase as other established and emerging companies enter the portal solution market and as new products and technologies are introduced. Increased competition may result in price reductions and lower gross margins.

Employees

      As of December 31, 2000, we employed 226 full-time employees, which included 81 in sales and marketing, 40 in expert product services, 73 in research and development and 32 in administration, operations and finance. Our future success will depend in part on our ability to attract, retain and motivate highly qualified technical and management personnel, for whom competition is intense. As of December 31, 2000, all of our employees own options to purchase our stock. From time to time, we have employed, and will continue to employ, independent contractors and consultants to support research and development, marketing and sales, and business development. Our employees are not represented by a collective bargaining agreement and we have never experienced a strike or similar work stoppage. We consider our relations with our employees to be good.

RISK FACTORS

Risks Related To Our Business

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

      We have incurred substantial net losses in each fiscal quarter since September 30, 1996 and do not expect to achieve profitability in the foreseeable future. For the year ended December 31, 2000, we incurred a net loss of $20.5 million and had an accumulated deficit of $143.5 million after accretion of our redeemable convertible preferred stock. We cannot assure you that our revenues will grow or that we will achieve or maintain profitability in the future. Given the level of our planned operating and capital expenditures, we expect to incur losses and negative cash flows for the foreseeable future.

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

      Our top ten customers for the year ended December 31, 2000 accounted for 48% of revenues. One customer accounted for 11% of our revenues for the year ended December 31, 2000. We expect that a limited number of customers will continue to represent a material percentage of revenues for the foreseeable future. The loss of a major customer, or fewer or smaller orders by existing customers, could adversely affect our revenues. In addition, any significant delays in or cancellations of a major customer’s development projects or delays in or cancellations of new product announcements and releases by us could result in smaller or canceled orders for our products and could materially affect our financial condition or results of operations.

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

We depend on our XPS product and related services and any decrease in demand for this product and related products and services could have an adverse effect on our revenues and our financial performance.

      We expect to derive substantially all of our revenues from the sale of our XPS product and related services. We expect revenues from this product and related products and services to account for substantially all of our revenues for the foreseeable future. As a result, factors adversely affecting the pricing or demand for our XPS product and related products and services, such as competition and technological change, could materially harm our business. We expect to continue to be dependent on XPS and related products and services in the foreseeable future, and any factor adversely affecting the market for portal software in general, or our software in particular, would adversely affect our ability to generate revenues. Our future financial performance will depend in large part on the successful development, introduction and customer acceptance of our products and product enhancements in a timely and cost effective manner. We expect to commit significant resources to market and further develop the XPS product and related products and services and enhance the brand awareness of XPS. The market for our software may not continue to grow or may grow at a slower rate than we expect. Furthermore, the market may not accept our products and services. If this market fails to grow or grows more slowly than we anticipate, or if the market fails to accept our products and services, our business could suffer.

Capacity restrictions of our software could reduce the demand for and use of our products which may limit our ability to generate software licensing revenues.

      The capacity boundaries of XPS may, at some future time, be reached. If and when these boundaries are reached, they may be insufficient to enable some of our customers to achieve their desired levels of information aggregation and interaction. We may lose customers or fail to gain new customers if the capacity boundary of XPS limits the ability of our customers to achieve expected levels of information aggregation and interaction.

Our failure to obtain or maintain third-party licenses could subject us to significant damages and disrupt our business.

      We currently, and expect to continue to, incorporate into our pre-packaged software licensed third-party software that enables the implementation of our products. In addition, we license software technology used to develop our software. The loss or inability to maintain any of these software licenses could result in delays or reductions in product shipments until equivalent software could be identified and licensed or compiled, which could adversely affect our business and impair our future growth.

Our failure to manage our expanding operations could impair our future growth.

      The planned expansion of our operations will place a significant strain on our management, financial controls, operations systems, personnel and other resources. Our ability to manage our future growth, should it occur, will depend in large part upon a number of factors including our ability to rapidly:

•	build and train our sales and marketing staff to create an expanding presence in the rapidly evolving portal software market, and keep them fully informed over time regarding the technical features, issues and key selling points of our products;

•	develop our customer support capacity as sales of our products grow, so that we can provide customer support without diverting engineering resources from product development efforts; and

•	expand our internal management and financial controls significantly, so that we can maintain control over our operations and provide support to other functional areas within Sequoia as the number of our personnel and size of our organization increases.

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

      We expect to face increased competition in the future from our current competitors. In addition, new competitors, or alliances among existing and future competitors, may emerge and rapidly gain significant market share. We also may face increased competition from existing large business application software vendors that may broaden their product offerings to include portal software. For example, Microsoft could decide to either add features to its operating system that directly compete with our software solutions or develop solutions that compete with ours. Their significant installed customer bases and abilities to offer a broad solution and price these new products as incremental add-ons to existing systems could provide them with a significant competitive advantage. Our principal competitors include:

•	other vendors of portal software solutions;

•	developers of software that address only certain technology components of portal software (e.g., enterprise application integration); and

•	in-house development efforts by potential clients or partners.

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

      We depend to a significant degree on the skills, experience and efforts of our key executive officers and our employees, including without limitation: Richard C. Faint, Jr., our chairman of the board and chief executive officer; Mark A. Wesker, our president and chief operating officer; Gregory G. Heard, our chief financial officer; Bill Brennan, our executive vice president of corporate development who joined us in December 2000; Paul Martin, our chief technical officer, the members of our research and development staff and a number of other key management, sales, support, technical and services personnel. Qualified personnel are in great demand throughout the software industry, and our future success depends in large part on our ability to attract, train, motivate and retain highly skilled employees and the ability of our executive officers and other members of senior management to work effectively as a team. The loss of the services of any executive officer or the failure to attract and retain the highly trained technical personnel that are integral to our sales, product development, service and support teams, could have a material adverse effect on our business.

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

Risks Related to Our Industry

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

      Our executive officers and directors will continue to control approximately 57.6% of our common stock and will exercise significant influence over stockholder voting matters which will limit the influence of our new stockholders. If our officers and directors act together, they will be able to influence the composition of the board of directors and will continue to have significant influence over our affairs in general.

      In addition, members of our Board of Directors are directors of companies, equity investment firms and other capital providers that may regularly compete with us or invest in or acquire interests in businesses that compete with us. See “Management.” These directors may have conflicting fiduciary obligations to our stockholders and the stockholders of the other companies for which they serve as directors or in which they hold management positions. We and these directors have agreed that these directors are under no obligation to bring to our company any investment or business opportunities of which they become aware, even if such opportunities are within our scope and objectives.

Some of our stockholders may be able to control all matters submitted for stockholder approval, and you will be subject to their decisions which may differ from those of other stockholders and could delay or prevent a change of control.

      Some of our stockholders own a large enough stake in us to have a significant influence on the matters presented to stockholders. As a result, these stockholders may be able to control all matters requiring stockholder approval, including the election and removal of directors, the approval of significant corporate transactions, such as any merger, consolidation or sale of all or substantially all of our assets, and the control of our management and affairs. Accordingly, that concentration of ownership may delay, defer or prevent a change of control of our company, impede a merger, consolidation, takeover or other business combination involving our company or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of our company, any of which could have a material adverse effect on the market price of our common stock. See our discussion under the caption “Principal Stockholders” for more information regarding ownership of our outstanding shares.

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

      At the time we complete this offering, our charter and our bylaws, in conjunction with Maryland law, will contain provisions that could make it more difficult for a third-party to obtain control of Sequoia even if doing so would be beneficial to stockholders. For example, our charter will provide for a classified board of directors and give the board of directors the ability to expand its size and fill any vacancies without stockholder approval.

Item 2. PROPERTIES

      Our principal administrative, sales, marketing and research and development facility is located in Columbia, Maryland and consists of approximately 64,000 square feet of office space held under a lease that expires in January of 2006. We are continuing to lease 7,285 square feet of office space at our previous location in Columbia, Maryland under a lease that expires in July of 2002. We also lease 6,156 square feet of office space in Seattle, Washington under a lease that expires in July of 2002.

Item 3. LEGAL PROCEEDINGS

      We are involved from time to time in routine litigation that arises in the ordinary course of our business, but are not currently involved in any litigation that we believe could reasonably be expected to have a material adverse impact on our financial position, results of operations or cash flows.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Our common stock is traded on the Nasdaq National Market under the symbol “SQSW.” Public trading of the common stock commenced on May 12, 2000. Prior to that, there was no public market for the common stock. The following table sets forth, for the periods indicated, the high and low sale price per share of the common stock as reported by the Nasdaq National Market.

	High	Low

Year Ended December 31, 2000:

Second Quarter from May 12, 2000	$18.00	$5.63

Third Quarter	21.75	5.56

Fourth Quarter	7.13	1.66

      As of March 29, 2001, there were approximately 236 holders of record of our common stock. The number of holders of record of Common Stock is not representative of the number of beneficial holders because many shares are held by depositories, brokers or other nominees.

      We have never declared or paid any cash dividends on our common stock or other securities and do not anticipate paying cash dividends in the foreseeable future. Our lines of credit currently prohibit the payment of cash dividends.

      The Company filed a registration statement under the Securities Act effective May 11, 2000, File No. 333-96421. From the effective date of the registration statement to December 31, 2000, the Company’s use of net proceeds from the offering of securities covered thereby was as follows:

NET OFFERING PROCEEDS TO ISSUER	$33,658,000

USE OF PROCEEDS:

Sales and marketing expenses	4,166,000

Research and product development	4,273,000

General and administrative expenses	1,199,000

Capital expenditures	2,044,000

Financing activity, net	(1,246,000)

Temporary investment:

Cash and cash equivalents	23,222,000

Total	$33,658,000

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

      The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. The financial data for the years ended December 31, 1996 and 1997 have been derived from, and are qualified by reference to, our audited financial statements. The consolidated financial data for the years ended December 31, 1998, 1999, and 2000 are derived from, and are qualified by reference to, our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

      On July 1, 1999, we acquired Radian Systems. We accounted for this acquisition using the purchase method of accounting, and the results of operations of Radian Systems are included in our consolidated financial data for periods subsequent to June 30, 1999.

	Year ended December 31,

	1996	1997	1998	1999	2000

	(in thousands, except per share data)
Total revenues	$1,787	$3,676	$4,011	$8,398	$19,729

Net loss	(142)	(548)	(2,957)	(12,792)	(20,523)

Net loss attributable to common stockholders	(265)	(739)	(6,527)	(21,306)	(117,569)

Total assets	2,318	2,544	5,689	22,283	49,209

Long-term debt, less current portion	192	153	77	474	721

Redeemable convertible preferred stock	2,000	2,191	12,161	43,479	—

Basic and diluted loss per common share attributable to common stockholders	(0.07)	(0.19)	(1.71)	(4.36)	(5.34)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
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

      Sequoia Software was founded in March 1992. During the period from our inception to 1996, we generated revenues primarily from developing custom software products that provided information management functionality to our customers. Beginning in early 1996, we saw potential for a new generation of software, based on Internet standards and designed to bring the right information to the right people at the right time. By early 1998, we had transitioned our business model from custom information technology products and services to pre-packaged, XML-based software licensing, professional services and maintenance. This transition is reflected in our financial results and should be considered when performing historical comparisons. We commercially released our first XML-based software product in November 1998, and we released XPS in March 1999. We released subsequent versions of XPS in December 1999 and June 2000. We have grown from 142 employees as of December 31, 1999 to 226 employees as of December 31, 2000.

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

      We recognize license revenues when persuasive evidence of an arrangement exists, delivery has occurred and the fee is fixed or determinable and probable of collection. We include software license fees billed but not recognized as revenue in deferred revenue.

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

      The maintenance we provide includes telephone support, bug fixes, and rights to upgrades on a when and if available basis associated with software licenses. We collect these maintenance fees in advance and recognize them ratably over the maintenance period. We include maintenance fees collected but not recognized as revenue in deferred revenue.

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

      Research and development expenses include new software development and the salaries and other costs associated with our in-house development staff and contract software developers. We include costs of developing new software products and substantial enhancements to existing software products in research and development expenses until we establish technological feasibility, at which time we capitalize all further development costs until we make the product available for general release. We define the establishment of technological feasibility as the earlier of the completion of a working model or a detailed program design of the software product that has been tested to be consistent with the product design specifications and that is free of any uncertainties related to known high-risk development issues.

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

Since our inception, we have incurred substantial costs to develop our technology and products, to recruit and train personnel for our research and development, sales and marketing and professional services departments and to establish an administrative infrastructure. As a result, as of December 31, 2000, we had an accumulated deficit of $143.5 million, which includes cumulative accretion of our redeemable convertible preferred stock of $106.4 million. We believe our success depends on rapidly increasing our customer base, further developing XPS and introducing new product enhancements into the marketplace. We intend to continue to invest heavily in research and development and sales and marketing. We therefore expect to continue to incur substantial operating losses for the foreseeable future.

Recent Developments

The Company, Citrix Systems, Inc. and Soundgarden Acquisition Corp. entered into an Agreement and Plan of Merger dated as of March 20, 2001. The merger agreement provides for a cash tender offer to acquire all of the outstanding shares of the Company’s common stock at a price of $5.64 per share. Holders of a majority of the Company’s common stock have agreed to tender their shares in the tender offer. The obligations of Citrix and Soundgarden to accept shares tendered in the offer is subject to certain regulatory approvals and other customary closing conditions. The Company has granted to Soundgarden an option to purchase up to a number of shares of common stock equal to 19.9% of the number of shares issued and outstanding before giving effect to the exercise of the option at a price of $5.64 per share. The option is exercisable if, after giving effect to the exercise of the option and as a result of such exercise, the number of shares then owned by Citrix and Soundgarden represents at least 90.1% of the Company’s common stock outstanding on a fully diluted basis. Under the merger agreement, the tender offer will be followed by a merger in which any shares of the Company’s common stock not purchased in the tender offer will be converted into the right to receive $5.64 per share in cash, without interest.

Results of Operations

      The following table sets forth consolidated statement of operations data for each of the periods indicated as a percentage of total revenues:

	Year Ended December 31,

	1998	1999	2000

Statements of Operations:

Revenues:

Licenses	14%	52%	82%

Services and maintenance	61	40	17

Hardware	25	8	1

Total revenues	100	100	100

Cost of revenues:

Cost of license	4	29	7

Cost of services and maintenance	47	33	13

Cost of hardware	19	11	1

Write-off of inventory	—	7	—

Total cost of revenues	70	80	21

Gross profit	30	20	79

Operating expenses:

Research and development	25	43	37

Sales and marketing	56	81	97

General and administrative	20	33	27

Stock compensation	—	2	12

Bad debt expense	1	8	11

Impairment loss	—	—	5

Total operating expenses	102	167	189

Loss from operations	(72)	(147)	(110)

Other income (expense):

Interest expense	(2)	(6)	(1)

Interest and other income	—	—	7

Total other income (expense), net	(2)	(6)	6

Net loss	(74)%	(153)%	(104)%

Years Ended December 31, 2000 and 1999

      Revenues. Total revenues increased 135% to $19.7 million in 2000 from $8.4 million in 1999. We attribute the increase in revenues principally to an increase in the number of new customers. We had 85 new customers in 2000, accounting for $16.8 million or 85% of total revenues in 2000.

      License revenues increased 271% to $16.1 million in 2000 from $4.3 million in 1999. We attribute the increase in license revenues principally to the growth in market acceptance of XPS. On June 19, 2000, we released XPS 3.0, which added significant functionality and extended the marketability and life of XPS. License revenues from the sale of XPS were $15.6 million in

2000, compared to $1.1 in 1999. In 2000, we added 70 new XPS customers generating $15.1 million of license revenue, and had a follow on order of XPS from an existing customer generating $514,000 of license revenue.

      Services and maintenance revenues increased 2% to $3.4 million in 2000 from $3.3 million in 1999. We attribute the absence of change to a decrease in professional service revenue to $1.9 million in 2000 from $2.9 million in 1999, offset by an increase in maintenance revenue to $1.5 million in 2000 from $463,000 in 1999. The decrease in professional service revenue is due in part to a shift from selling custom software development services in conjunction with third-party software products to selling just our XPS product and related implementation services. These sales of custom software development services and related third-party software products were offered by Radian Systems. Our service revenue from these sales decreased to $667,000 in 2000 from $1.3 million in 1999. Also, in 1999 we generated $1.1 million from two long-term consulting and custom software development contracts. Both of these contracts were complete by December 31, 1999. The increase in maintenance revenue in 2000 was due to an increase in support and maintenance fees generated by a larger XPS installed base.

      Hardware revenues decreased 66% to $241,000 in 2000 from $719,000 in 1999. Historically, hardware was provided at the request of customers in conjunction with long-term contracts to customize software. We do not expect hardware to be a material component of our business model.

      Cost of Revenues. Cost of license revenues decreased 43% to $1.4 million in 2000 from $2.4 million in 1999. These costs as a percentage of license revenues decreased to 9% for 2000 from 56% in 1999. We attribute these decreases to our shift from selling third-party software and custom software development to licensing our pre-packaged, XPS software.

      The cost of services and maintenance revenues decreased 8% to $2.5 million in 2000 from $2.7 million in 1999. These costs as a percentage of services and maintenance revenues decreased to 74% for 2000 from 82% in 1999. These decreases reflect fewer sales of custom software development services and more sales of implementation and support and maintenance services related to XPS in 2000 as compared to 1999. Our implementation services offered to XPS customers are usually completed in a short period of time and involve routine procedures such as information gathering and analysis and minor configuration. Our support and maintenance services offered to XPS customers involve principally help desk support. Our costs of providing implementation and support and maintenance services related to XPS is lower than the cost of providing custom software development services which are customer defined and are usually provided under long-term contracts that are subject to potential cost estimation errors.

      The cost of hardware revenues decreased 78% to $201,000 in 2000 from $922,000 in 1999. We do not expect hardware to be a material component of our business model.

Operating Expenses

      Research and Development. Research and development expenses increased 102% to $7.3 million in 2000 from $3.6 million in 1999. We attribute the increase to the addition of 43 personnel in our research and development department and an increase in our use of contract software developers. We are using these additional personnel to continue development of our XPS product.

      Sales and Marketing. Sales and marketing expenses increased 181% to $19.2 million in 2000 from $6.8 million in 1999. We attribute the increase to the addition of 86 sales and marketing employees, as well as additional costs associated with the sale and marketing of XPS.

      General and Administrative. General and administrative expenses increased 96% to $5.3 million in 2000 from $2.7 million in 1999. We attribute the increase to the addition of 18 administrative personnel, additional legal and accounting fees, and an additional six months of intangible asset amortization related to the July 1, 1999 acquisition of Radian Systems.

      Stock Compensation. Stock compensation expense increased 1054% to $2.3 million in 2000 from $198,090 in 1999. During 2000, we granted options to purchase approximately 900,000 shares of common stock at an exercise price of $1.87 per share at a time when the estimated fair value of the underlying common stock was $9.00 per share. We measure stock compensation as the difference between the option exercise price and the fair value of our common stock on the date of grant. The compensation is recognized as expense over the vesting period of the respective options. The majority of our stock compensation relates to grants to our directors and officers whose other costs are included in general and administrative expense.

      Bad Debt Expense. Bad debt expense increased 233% to $2.2 million in 2000 from $651,000 in 1999. We incurred $576,000 of bad debt expense in the first quarter of 2000 as a result of a dispute with a customer for which we performed software customization and modification services in 1999. This contract was acquired as part of the Radian Systems acquisition. Also in 2000, we incurred $1.1 million of bad debt expense related to specific customers that experienced cash shortages as a result of deteriorated market conditions, and we also increased our general reserve by $485,000. In 1999, our bad debt expense resulted principally from a long-term subcontract arrangement to provide software customization and related services.

      Impairment Loss. In 2000, due to the recent deterioration in market conditions, we performed an impairment review of our portfolio of non-marketable securities. We noted during our reviews of certain investees a series of operating losses and other factors indicating that a decrease in the value of the investments occurred which was other than temporary and which should be recognized. As a result, the Company recorded noncash impairment losses aggregating $1 million to write certain of these securities down to net realizable value.

      Interest Expense. Interest expense decreased 54% to $231,000 in 2000 from $508,000 in 1999. In 1999, our interest expense was higher as a result of interest expense on debt related to the acquisition of Radian Systems and interest on convertible demand promissory notes. In 2000, our interest expense was related primarily to our loan arrangements with Silicon Valley bank.

      Interest and Other Income. Interest and other income increased 7880% to $1.3 million in 2000 from $17,000 in 1999. We attribute this increase to interest income earned on the proceeds of our initial public offering.

Years Ended December 31, 1999 and 1998

      Revenues. Total revenues increased 109% to $8.4 million in 1999 from $4.0 million in 1998. The increase in revenues was due primarily to an increase in the number of new customers to 43 customers in 1999 from 13 customers in 1998, accounting for $7.1 million or 85% of total revenues in 1999.

      License revenues increased 653% to $4.3 million in 1999 from $575,000 in 1998. The increase in license revenues was due to the first full year of commercial availability of XPS. License revenues from the sale of XPS were $1.1 million in 1999. License revenues from the sale of a similar XML-based product were $200,000 in 1998. The remaining increase in license revenues was due to the sale of third-party software that we acquired from Radian Systems.

      Services and maintenance revenues increased 38% to $3.3 million in 1999 from $2.4 million in 1998. The increase in services and maintenance revenues was attributable primarily to an increase in services and support provided in connection with increasing license sales and the growth of our customer base.

      Hardware revenues decreased 29% to $719,000 in 1999, from $1.0 million in 1998. Historically, hardware was provided at the request of customers in conjunction with long-term contracts to customize software.

      Cost of Revenues. Cost of license revenues increased 1,291% to $2.4 million in 1999 from $173,000 in 1998 due to increased license revenues. Our cost of license revenues increased at a faster rate than our license revenues due to sales of licenses in 1999 acquired upon the acquisition of Radian Systems. Margins on software products acquired from Radian Systems averaged 27% in 1999, while margins of XPS software averaged 87%. These lower margin products include third-party software licenses, which reduce overall margins.

      The cost of services and maintenance revenues increased 46% to $2.7 million in 1999 from $1.9 million in 1998. The increase was due primarily to providing these services in conjunction with increasing license sales.

      The cost of hardware revenues increased 21% to $922,000 in 1999 from $762,000 in 1998. In 1999, we incurred a loss on the sale of hardware in conjunction with a long-term contract.

      During 1999, we wrote off $621,000 of software licenses purchased from software vendors to be sold with their products. The charge was necessitated by technological obsolescence of the product and changes in our product offerings.

Operating Expenses

      Research and Development. Research and development expenses increased 267% to $3.6 million in 1999 from $991,000 in 1998. The increase was attributable primarily to the addition of 34 personnel in our research and development department.

      Sales and Marketing. Sales and marketing expenses increased 203% to $6.8 million in 1999 from $2.3 million in 1998. The increase was primarily attributable to hiring 50 sales and marketing and customer support employees, as well as costs associated with the sales and marketing of our products.

      General and Administrative. General and administrative expenses increased 258% to $2.9 million in 1999 from $806,000 in 1998. The increase was due primarily to hiring four administrative personnel. We also recognized $636,000 of amortization expense related to intangible assets recorded in connection with our acquisition of Radian Systems.

      Bad Debt Expense. Bad debt expense increased 3,345% to $651,000 in 1999 from $19,000 in 1998. The increase in bad debt expense resulted principally from bad debt expense in the amount of $434,000, which we recognized in connection with a long-term subcontract arrangement to provide software customization and related services.

      Interest Expense. Interest expense increased 502% to $508,000 in 1999 from $84,000 in 1998. The increase in interest expense was due primarily to increases in borrowings to finance our operations and to acquire Radian Systems.

Quarterly Results

The following is a summary of the quarterly results of operations for the years ended December 31, 2000 and 1999.

	Three Months Ended

					Restated	Restated	Restated

						June 30, 2000	Sept. 30, 2000 (1)	Dec. 31,
	March 31, 1999	June 30, 1999	Sept. 30, 1999	Dec. 31, 1999	March 31, 2000 (1)	(1)	(2)	2000 (2)

	(in thousands, except per share data)
Total revenues	$1,050	$1,045	$2,919	$3,384	$4,040	$4,331	$5,280	$6,078

Gross profit	492	633	708	(136)	2,821	2,963	4,659	5,187

Net loss	(1,177)	(1,534)	(3,632)	(6,449)	(4,369)	(5,724)	(4,273)	(6,157)

Net loss attributable to common stockholders	(1,307)	(1,664)	(3,761)	(14,574)	(104,510)	(2,630)	(4,273)	(6,157)

Basic and diluted loss per common share attributable to common stockholders	(0.34)	(0.43)	(0.63)	(2.45)	(15.99)	(0.13)	(0.14)	(0.20)

(1)   In the fourth quarter of 2000, we detected an error in the recognition of compensation expense from stock option grants that affected the reported results of operations in each of the three quarters in the period ending September 30, 2000. The quarterly results of operations shown above have been restated to reflect the proper amount of compensation expense. See note 19 to the consolidated financial statements.

(2)   In the third and fourth quarter of 2000, we recognized asset impairment losses of $195 and $856, respectively, on our portfolio of non-marketable securities. See note 18 to the consolidated financial statements.

      Historically, our quarterly operating results have varied in the past and may vary significantly in the future depending on many factors including, among others:

•	the size, timing and recognition of revenue from significant orders;

•	changes in the rapidly evolving market for internet infrastructure software solutions;

•	overall demand for and market acceptance of our products, services and future product enhancements;

•	increases in operating expenses required for product development and marketing;

•	our success in attracting highly skilled employees, whether related to technology, sales, marketing or management;

•	the mix of services provided and whether services are provided by our own staff or third-party contractors; and

•	cost related to possible acquisitions of technology or businesses.

      Overall, we believe that the purchase of our products is discretionary and generally involves a significant commitment of capital. As a result, purchases of our product may be deferred or cancelled in the event of a downturn of our customers’ businesses or the economy in general. As such, we believe that quarter-to-quarter comparisons of our operating results are not necessarily meaningful and the results of any one quarter are not necessarily an indication of future performance.

Future Assessment of Recoverability of Impairment of Intangible Assets

      In connection with our acquisition of Radian Systems, we recorded goodwill and covenants not to compete that are being amortized on a straight-line basis over their estimated useful lives. At December 31, 2000, the unamortized portion of these intangibles was $3.5 million, which represented 7.1% of total assets and 8.5% of stockholders’ equity. We valued our acquired covenants not to compete based on a independent appraisal. We are amortizing the two contracts over a three and four year term. Goodwill represents the amount that we paid for Radian Systems in excess of the fair value of the acquired tangible and separately measurable intangible net assets. We have estimated the useful life of our goodwill to be five years based upon several factors, the most significant of which is the susceptibility of the business of Radian Systems to change as result of the technological advances and the rapidly changing need of its customers.

      We periodically review the carrying value and recoverability of our unamortized goodwill and other intangible assets for impairment. If the facts and circumstances suggest that the goodwill or other intangible assets may be impaired, the carrying value of this goodwill or these intangible assets will be adjusted by an immediate charge against income during the period of the adjustment. The length of the remaining amortization period may also be shortened, which will result in an increase in the amount of goodwill or intangible assets amortization during the period of adjustment and each period thereafter until fully amortized. Once adjusted, there can be no assurance that there will not be further adjustments for impairment and recoverability in future periods. Of the various factors to be considered by us in determining the existence of an impairment, the most significant will be changes in forecasted operating results that may indicate that future cash flows will be insufficient to recover recorded intangible assets.

Income Taxes

      We have incurred operating losses for all periods from September 30, 1996, and therefore have not recorded income tax expense for those periods. We have recorded a valuation allowance for the full amount of our net deferred tax assets. We cannot currently predict the realization of the deferred tax assets.

      As of December 31, 2000, we had net operating loss carryforwards of approximately $35.7 million. These net operating loss carryforwards are available to reduce future taxable income and begin to expire in 2011. Under the provisions of the Internal Revenue Code, certain substantial changes in our ownership may limit the amount of net operating loss carryforwards that could be used in each year to offset future taxable income.

Liquidity and Capital Resources

      Since inception, we have primarily financed our operations and capital expenditures through sales of equity securities, through bank loans and through equipment leases. We had $23.2 million of cash and cash equivalents and $29.9 million in working capital as of December 31, 2000.

      Our net cash used in operating activities was $4.1 million in 1998, $11.1 million in 1999 and $25.1 million in 2000. The increase in cash used in operating activities was due primarily to our net loss excluding non-cash items and our working capital investments. Our non-cash items consist principally of depreciation, amortization, non-cash sales, stock option compensation, and impairment losses. Our working capital investments consist principally of accounts receivable, inventory, prepaid expenses and unbilled revenue. Our accounts receivable and unbilled revenue at the end of any period have significantly fluctuated due principally to the significant dollar amount of our individual software licensing arrangements and other software services and the timing of the revenue recognition of these arrangements.

      In 1999 and 2000 we sold $634,000 and $1.7 million, respectively, of XPS to customers in exchange for non-marketable equity securities of our customers. These securities were valued either by independent appraisals of the customers issuing the securities, or by purchases of these same securities by independent and accredited investors. These securities are illiquid and we may not be able to sell them in the near term to provide needed cash for operations. In the second half of 2000, as a result of a deteriorated market for the products and services sold by these customers, we recorded non-cash impairment losses of $1 million from these securities.

      In 2000, we sold $2.3 million of XPS to customers in exchange for technology products that are to be sold as part of new products unrelated to XPS or products to be used to manage our operations. We recorded these exchanges at the fair value of the XPS software sold in the exchange.

      At December 31, 2000, $1 million of our accounts receivable was due from one customer acting as a general contractor to which we were engaged under a subcontractor arrangement, which required delivery and significant modification and customization of software. The amount owed to us by this customer is past due as a result of a dispute that has not allowed the customer to collect fees that will allow for the payment of our subcontract services. We are not a party to the dispute. On July 13, 2000, we filed a Complaint for Damages against the general contractor seeking a judgment in the amount of $1 million. We expect to collect the amount owed. However, due to uncertainties surrounding the resolution of the dispute and the resultant effect on the general contractor’s ability to meet its obligations, it is reasonably possible that our estimate of the recoverability of this account receivable may change in the near term. We are currently unable to estimate the range of the possible loss we may incur when this receivable is ultimately settled. In August 2000, the general contractor filed a counterclaim seeking judgment against us in the amount of $2.8 million. We believe, based on consultations with our legal advisors, that the likelihood of a loss incurred as a result of this counterclaim is remote.

      At December 31, 2000, $539,000 of our accounts receivable was due from one customer to which we sold consulting and third-party software and maintenance services in 1999 and 2000. This contract was acquired as part of the Radian Systems acquisition. The receivable is past due as a result of a dispute between the customer and us. On November 16, 2000, the customer filed a Complaint against us seeking monetary damages in excess of $75,000. We deny the customer’s claim and have filed a counterclaim seeking damages in the amount of $563,000. We expect, based on consultations with our legal advisors, to successfully prevail against the customer on our counterclaim and the customer’s claim against us. However, due to the length of time it may take to resolve the dispute, it is reasonably possible that our estimate of the recoverability of this account receivable may change in the near term. We are currently unable to estimate the range of the possible loss we may incur when this receivable is ultimately settled.

      Net cash used in investing activities was $395,000 in 1998, $645,000 in 1999 and $5.5 million in 2000. Our net cash used investing activities consisted primarily of capital expenditures and software development costs. Our expenditures for property and equipment were $295,000 in 1998, $848,000 in 1999, and $3.7 million in 2000. These expenditures consisted of purchases of assets to manage our operations, including computer hardware and software, office furniture and equipment and leasehold improvements. We expect that our capital expenditures will continue to increase in the future. In 1998 we capitalized $100,000 of software costs related to the development of XPS. In 2000, we capitalized an additional $1.7 million of software development costs of which $575,000 related to the development of XPS 3.0, released on June 19, 2000, $402,000 related to the development of product upgrades to be released in a future version of XPS, $710,000 related to the development of a Java version of XPS, and $58,000 related to the development of products unrelated to XPS.

      On July 1, 1999, we acquired all of the outstanding common stock of Radian Systems for 1.4 million shares of our common stock, valued in an independent appraisal at $1.4 million, and promissory notes of $3.5 million. We paid the sellers the amounts due under the promissory notes in November 1999.

      Our net cash provided by financing activities was $6.0 million in 1998, $20.7 million in 1999 and $42.9 million in 2000. In 1998 and 1999, we issued series B and series C redeemable convertible preferred stock that provided us total cash proceeds of $29.6 million. Upon completion of our initial public offering, all outstanding redeemable convertible preferred stock converted to common stock. In May 2000, we completed an initial public offering of 4,200,000 shares of our common stock, which generated net proceeds of approximately $29 million. Also in May 2000, warrants to purchase Series D Redeemable Convertible Preferred Stock were exercised by their holders, which generated aggregate proceeds of approximately $7.7 million. In June 2000, we issued and sold 630,000 shares of common stock for net proceeds of approximately $4.7 million upon the exercise of an over-allotment option by our underwriters. In 2000 we also generated $1.2 million of cash from the exercise of stock options and warrants, and drew $802,000 from our two equipment lines of credit with Silicon Valley Bank.

      We expect to experience significant growth in our operating expenses, particularly research and development and sales and marketing expenses, for the foreseeable future in order to execute our business plan. As a result, we anticipate that such operating expenses, as well as planned capital expenditures, will constitute a material use of our cash resources. In addition, we may utilize cash resources to fund acquisitions of complementary businesses, technologies or product lines. Further, we do not expect to generate positive cash flows from operating activities until the third quarter of 2002. Based on our current operating plan, we believe that our cash on hand and availability under commercial credit facilities will be sufficient to meet our cash requirements for the foreseeable future, including working capital requirements and planned capital expenditures. We may require additional funds for other purposes, and there can be no assurance that additional financing sources will be available or that, if available, the financing will be attainable on terms favorable to us.

      In March 1999, we entered into a loan agreement with Silicon Valley Bank, whereby Silicon Valley Bank will provide draws to us under a revolving line of credit in an aggregate principal amount of up to $1.0 million and an equipment line of credit in an aggregate principal amount of up to $750,000. The loan agreement was amended on February 18, 2000 to increase the aggregate available borrowings to $3.5 million. On May 25, 2000, we amended the loan agreement again to increase the revolving line of credit to an aggregate principal amount of up to $5.0 million and to add a second equipment line of credit in an aggregate principal amount of up to $2.0 million. The revolving line of credit is to be used for working capital purposes and the equipment lines of credit are to be used only to finance or refinance the purchase of equipment. Together, the revolving line of credit and the second equipment line of credit are subject to a borrowing base limitation as defined by the loan agreement. To secure these loans, we have granted Silicon Valley Bank a security interest in all of our assets.

      The revolving line of credit matures on May 25, 2001. Interest on the revolving line of credit is payable monthly and accrues at the prime rate as announced by Silicon Valley Bank plus 0.75% per annum. At December 31, 2000, we had $1 million outstanding under the revolving line of credit.

      The first equipment line of credit is repayable monthly over a 36-month term beginning March 5, 2000, in principal payments of $20,833 with interest at the prime rate as announced by Silicon Valley Bank plus 1.25% per annum. At December 31, 2000, we had $541,667 outstanding under this line. This line was available for eligible equipment purchases through February 28, 2000.

      The second equipment line of credit is available under three separate term notes each with a principal limitation. Each note includes interest payable monthly at the prime rate as announced by Silicon Valley Bank plus 1.25% per annum. The unpaid principal for each of the three notes is payable in equal consecutive monthly installments over a 36-month term beginning on September 5, 2000, March 5, 2001, and June 5, 2001, respectively. This line is available for eligible equipment purchases through May 31, 2001. At December 31, 2000, we had $620,957 outstanding under the first term note. Principal payments on the outstanding balance of the first term note are due in monthly installments of $18,817 with interest at the prime rate as announced by Silicon Valley Bank plus 1.25% per annum.

      We are prohibited from declaring and paying dividends under our loan agreements with Silicon Valley Bank.

Recent Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which the Company is required to adopt effective January 1, 2001. Because of the Company’s minimal use of derivatives, the adoption of the new Statement will not have a significant effect on earnings or the financial position of the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      We are exposed to market risk from changes in interest rates that could affect our future results of operations and financial condition. We manage our exposure to these risks through our regular operating and financing activities.

      The fair value of our cash and cash equivalents would not be significantly impacted by a 10% change in interest rates due to the short-term nature of our portfolio.

      Our revolving credit facility and equipment term loans bear interest at variable rates, and the fair values of these instruments are not significantly affected by changes in market interest rates. A 10% change in interest rates for one year would not significantly impact interest expense.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Sequoia Software Corporation

      We have audited the accompanying consolidated balance sheets of Sequoia Software Corporation (the “Company”) as of December 31, 1999 and 2000, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sequoia Software Corporation at December 31, 1999 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Baltimore, Maryland
January 31, 2001
except for Note 20, as to which the date is
March 21, 2001

Sequoia Software Corporation
Consolidated Balance Sheets

	December 31,
	1999	2000

Assets

Current assets:

Cash and cash equivalents	$10,902,585	$23,222,470

Accounts receivable, less allowance for doubtful accounts of $184,864 in 1999 and $1,047,300 in 2000	4,135,698	12,093,329

Unbilled revenue	–	195,764

Inventory	10,000	524,000

Prepaid expenses and other current assets	475,533	1,194,722

Total current assets	15,523,816	37,230,285

Property and equipment:

Computers, office equipment and software	1,272,017	4,762,306

Furniture and fixtures	252,914	773,361

	1,524,931	5,535,667

Accumulated depreciation and amortization	(522,238)	(1,299,503)

	1,002,693	4,236,164

Software development costs, net of accumulated amortization of $254,530 in 1999 and $598,333 in 2000	349,602	2,950,316

Intangible assets:

Goodwill	3,128,133	3,128,133

Covenants not to compete	2,280,400	2,280,400

	5,408,533	5,408,533

Accumulated amortization	(635,872)	(1,907,620)

	4,772,661	3,500,913

Other assets	634,000	1,291,200

Total assets	$22,282,772	$49,208,878

	December 31,

	1999	2000

Liabilities and stockholders’ equity (deficit)

Current liabilities:

Accounts payable and accrued expenses	$1,971,649	$4,106,335

Accrued compensation and related costs	384,050	126,910

Deferred revenue	1,196,970	1,510,694

Borrowings under revolving promissory note	1,000,000	1,000,000

Current portion of long-term debt	316,802	517,006

Total current liabilities	4,869,471	7,260,945

Long-term debt, less current portion	473,592	721,022

Total liabilities	5,343,063	7,981,967

Commitments and contingencies	–	–

Series A redeemable convertible preferred stock, $.001 par value; 8,064,877 shares authorized, 3,024,333 issued and outstanding in 1999 with an aggregate liquidation preference of $2,511,123; no shares authorized, issued and outstanding at December 31, 2000	8,065,000	–

Series B redeemable convertible preferred stock, $.001 par value; 9,647,920 shares authorized, 3,617,978 issued and outstanding in 1999 with an aggregate liquidation preference of $7,228,438; no shares authorized, issued and outstanding at December 31, 2000	9,647,920	–

Series C redeemable convertible preferred stock, $.001 par value, 26,092,770 shares authorized, 9,315,395 shares issued and outstanding in 1999 with an aggregate liquidation preference of $25,765,854; no shares authorized, issued and outstanding at December 31,2000	25,765,854	–

Series D redeemable convertible preferred stock, $.001 par value, 6,817,239 shares authorized in 1999; no shares issued and outstanding in 1999; no shares authorized, issued and outstanding at December 31, 2000	–	–

Stockholders’ equity (deficit):

Common stock, $.001 par value; 150,000,000 shares authorized; 5,940,800 and 30,818,506 shares issued and outstanding in 1999 and 2000, respectively	5,941	30,819

Additional paid-in capital	–	184,697,119

Accumulated deficit	(26,559,262)	(143,514,327)

Accumulated other comprehensive income	14,256	13,300

Total stockholders’ equity (deficit)	(26,539,065)	41,226,911

Total liabilities and stockholders’ equity (deficit)	$22,282,772	$49,208,878

See accompanying notes.

Sequoia Software Corporation

Consolidated Statements of Operations

	Year ended December 31,
	1998	1999	2000

Revenues:

Licenses	$574,948	$4,331,804	$16,079,224

Services and maintenance	2,422,811	3,346,589	3,408,701

Hardware	1,013,684	719,295	241,170

	4,011,443	8,397,688	19,729,095

Cost of revenues:

Cost of licenses	173,234	2,408,802	1,367,664

Cost of services and maintenance	1,881,670	2,748,841	2,530,166

Cost of hardware	761,972	922,007	200,789

Write-off of inventory	–	621,144	–

	2,816,876	6,700,794	4,098,619

Gross profit	1,194,567	1,696,894	15,630,476

Operating expenses:

Research and development	991,004	3,635,114	7,325,834

Sales and marketing	2,256,938	6,826,432	19,179,385

General and administrative	805,923	2,687,043	5,255,454

Stock compensation	–	198,090	2,286,225

Bad debt expense	18,898	651,031	2,168,419

Impairment loss	–	–	1,050,500

	4,072,763	13,997,710	37,265,817

Loss from operations	(2,878,196)	(12,300,816)	(21,635,341)

Other income (expense):

Interest expense	(84,469)	(508,106)	(231,451)

Interest and other income	5,126	16,838	1,343,754

Net loss	(2,957,539)	(12,792,084)	(20,523,038)

Accretion of Series A, Series B, Series C, and Series D redeemable convertible preferred stock to estimated mandatory redemption value	(3,569,351)	(8,513,579)	(97,046,339)

Net loss attributable to common stockholders	$(6,526,890)	$(21,305,663)	$(117,569,377)

Basic and diluted loss per common share attributable to common stockholders	$(1.71)	$(4.36)	$(5.34)

See accompanying notes.

Sequoia Software Corporation
Consolidated Statements of Stockholders’ Equity (Deficit)

	Common Stock				Accumulated
			Additional		Other
	Number		Paid-In	Accumulated	Comprehensive
	of Shares	Amount	Capital	Deficit	Income	Total

Balance at January 1, 1998	3,806,106	$3,806	$–	$(1,040,352)	$–	$(1,036,546)

Issuance of common stock for cash upon exercise of stock options	23,440	24	1,538	–	–	1,562

Accretion of Series A redeemable convertible preferred stock to estimated mandatory redemption value	–	–	(1,538)	(3,261,699)	–	(3,263,237)

Accretion of Series B redeemable convertible preferred stock to estimated mandatory redemption value	–	–	–	(306,114)	–	(306,114)

Net loss for 1998	–	–	–	(2,957,539)		(2,957,539)

Other comprehensive income – foreign currency translation adjustment	–	–	–	–	935	935

Comprehensive income (loss)	–	–	–	–	–	(2,956,604)

Balance at December 31, 1998	3,829,546	3,830	–	(7,565,704)	935	(7,560,939)

Issuance of common stock in connection with acquisition of Radian Systems, Inc.	2,100,002	2,100	1,376,740	–	–	1,378,840

Issuance of common stock for cash upon exercise of stock options	11,252	11	458	–	–	469

Issuance of warrants to purchase 333,456 shares of common stock and 2,556,467 shares of Series D redeemable convertible preferred stock in connection with issuance of Series C redeemable convertible preferred stock	–	–	736,817	–	–	736,817

Stock compensation from stock option grants	–	–	198,090	–	–	198,090

Accretion of Series A redeemable convertible preferred stock to estimated mandatory redemption value	–	–	(2,312,105)	(298,535)	–	(2,610,640)

Accretion of Series B redeemable convertible preferred stock to estimated mandatory redemption value	–	–	–	(2,956,965)	–	(2,956,965)

Accretion of Series C redeemable convertible preferred stock to estimated mandatory redemption value	–	–	–	(2,945,974)	–	(2,945,974)

Net loss for 1999	–	–	–	(12,792,084)		(12,792,084)

Other comprehensive income – foreign currency translation adjustment	–	–	–	–	13,321	13,321

Comprehensive income (loss)	–	–	–	–	–	(12,778,763)

Balance at December 31, 1999	5,940,800	5,941	–	(26,559,262)	14,256	(26,539,065)

Issuance of common stock for cash upon exercise of stock options and warrants	1,519,721	1,520	1,166,544	–	–	1,168,064

Stock compensation from stock option grants	–	–	2,286,225	–	–	2,286,225

Accretion of Series A redeemable convertible preferred stock to estimated mandatory redemption value	–	–	(614,312)	(15,515,352)	–	(16,129,664)

Accretion of Series B redeemable convertible preferred stock to estimated mandatory redemption value	–	–	–	(19,295,904)	–	(19,295,904)

Accretion of Series C redeemable convertible preferred stock to estimated mandatory redemption value	–	–	–	(48,829,933)	–	(48,829,933)

Accretion of Series D redeemable convertible preferred stock to estimated mandatory redemption value	–	–	–	(12,790,838)	–	(12,790,838)

Issuance of common stock in initial public offering, net of issuance costs of $4,981,876	4,830,000	4,830	33,653,294	–	–	33,658,124

Conversion of redeemable convertible preferred stock to common stock	18,527,985	18,528	148,205,368	–	–	148,223,896

Net loss for 2000	–	–	–	(20,523,038)	–	(20,523,038)

Other comprehensive income (loss) —foreign currency translation adjustment	–	–	–	–	(956)	(956)

Comprehensive income (loss)	–	–	–	–	–	(20,523,994)

Balance at December 31, 2000	30,818,506	$30,819	$184,697,119	$(143,514,327)	$13,300	$41,226,911

See accompanying notes.

Sequoia Software Corporation
Consolidated Statements of Cash Flows

	Year ended December 31,
	1998	1999	2000

Operating activities

Net loss	$(2,957,539)	$(12,792,084)	$(20,523,038)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	128,668	278,231	838,483

Amortization of software development costs	92,462	171,845	343,803

Amortization of intangible assets	–	635,872	1,271,748

Non-cash sales of software licenses and services	–	(634,000)	(3,707,700)

Non-cash compensation expense	–	198,090	2,286,225

Impairment loss	–	–	1,050,500

Non-cash interest expense	24,889	150,200	–

Write-off of inventory	–	621,144	–

Changes in operating assets and liabilities:

Accounts receivable	162,371	(2,290,217)	(7,957,631)

Unbilled revenue	(943,407)	1,783,665	(195,764)

Inventory	(575,985)	(10,000)	(14,000)

Prepaid expenses and other current assets	(64,413)	(115,185)	(719,189)

Accounts payable and accrued expenses	265,871	(7,083)	2,134,686

Accrued compensation and related costs	(226,829)	82,658	(257,140)

Deferred revenue	26,720	840,149	313,724

Net cash used in operating activities	(4,067,192)	(11,086,715)	(25,135,293)

Investing activities

Cash acquired upon acquisition of Radian Systems, Inc.	–	203,336	–

Purchases of property and equipment	(294,880)	(848,141)	(3,711,405)

Capitalized software development costs	(99,993)	–	(1,744,517)

Net cash used in investing activities	(394,873)	(644,805)	(5,455,922)

Financing activities

Proceeds from borrowings under long-term debt arrangements	584,159	624,984	802,424

Payments under long-term debt arrangements	(969,859)	(619,397)	(415,339)

Payments of notes payable	–	(3,500,000)	–

Proceeds from borrowings under revolving promissory note	–	1,000,000	–

Proceeds from exercises of options and warrants to purchase common stock	1,562	469	1,168,064

Proceeds from issuance of convertible demand promissory notes payable, subsequently converted to Series B preferred stock	1,000,000	–	–

Proceeds from issuance of Series B preferred stock, net of offering expenses	5,375,444	(15,492)	–

Proceeds from issuance of convertible demand promissory notes payable, subsequently converted to Series C preferred stock	–	5,000,000	–

Proceeds from issuance of Series C preferred stock, including attached warrants, net of offering expenses	–	18,257,027	–

Proceeds from exercise of warrants to purchase Series C preferred stock	–	–	37,885

Proceeds from exercise of warrants to purchase Series D preferred stock	–	–	7,660,898

Proceeds from issuance of common stock, net of offering expenses	–	–	33,658,124

Net cash provided by financing activities	5,991,306	20,747,591	42,912,056

Effect of exchange rate changes on cash	935	13,321	(956)

Net change in cash and cash equivalents	1,530,176	9,029,392	12,319,885

Cash and cash equivalents at beginning of year	343,017	1,873,193	10,902,585

Cash and cash equivalents at end of year	$1,873,193	$10,902,585	$23,222,470

See accompanying notes.

Sequoia Software Corporation

Notes to Consolidated Financial Statements

December 31, 2000

1. Organization and Summary of Significant Accounting Policies

Organization

Sequoia Software Corporation (the “Company”) is a provider of portal software solutions that harness Internet technology for e-business applications. The Company’s principal product, Sequoia XML Portal Server (“XPS”) introduced in March 1999, is a portal software solution utilizing eXtensible Markup Language technology (“XML”). XPS enables users to interact with information originating from multiple applications. The Company also provides software engineering services in conjunction with the license and installation of back office and document management software products. The Company’s customers are in various industries and are principally located throughout the United States.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

The Company has made estimates related to the collectibility of certain accounts receivable balances at December 31, 2000. It is reasonably possible that these estimates could materially change in the near term. See note 16 for additional information.

Cash Equivalents

The Company considers all highly-liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Unbilled Revenue

Unbilled revenue represents revenues recognized using the percentage-of-completion method under long-term contracts. These amounts are billable upon the achievement of milestones specified in each contract, which are expected to occur within one year.

Sequoia Software Corporation

Notes to Consolidated Financial Statements (continued)

1. Organization and Summary of Significant Accounting Policies (continued)

Inventory

Inventory consists principally of transferable software licenses purchased from third-parties that are integrated into software products sold or licensed to the Company’s customers. Inventory is valued at the lower of cost or market value. During 1999, the Company wrote-off $621,144 of software licenses purchased from software vendors to be sold with its products. This charge was necessitated by technological obsolescence of the purchased product and changes in the Company’s product offerings.

Property and Equipment

Property and equipment is stated at cost and depreciated using the straight-line method based on estimated useful lives of between three and seven years. Assets held under capital leases are stated at the lesser of the present value of future minimum payments using the Company’s incremental borrowing rate at the inception of the lease or the fair value of the property at the inception of the lease. The assets recorded under capital leases are amortized over the lesser of the lease term or the estimated useful life of the assets in a manner consistent with the Company’s depreciation policy for owned assets. Amortization of assets under capital leases is included in depreciation expense.

Software Development Costs

Costs for the development of new software products and substantial enhancements to existing software products are expensed as research and development costs as incurred until technological feasibility has been established, at which time any additional development costs are capitalized until the product is available for general release to customers. The Company defines the establishment of technological feasibility as the completion of a working model or a detailed program design of the software product that has been tested to be consistent with the product design specifications and that is free of any uncertainties related to known high-risk development issues.

Amortization of software development costs begins upon general release of the software. These costs are amortized on a product-by product basis using the greater of: (i) the amount computed using the ratio that current gross revenues for each product bear to the total of current and anticipated future revenue for that product, or (ii) the amount computed using the straight-line method over the estimated useful economic life of three or four years. Amortization expense is included in cost of software licenses.

Sequoia Software Corporation

Notes to Consolidated Financial Statements (continued)

1. Organization and Summary of Significant Accounting Policies (continued)

Revenue Recognition

The Company derives revenue from software licenses, maintenance (postcontract customer support) and services. In addition, the Company for the convenience of its customers has sold hardware purchased from third parties. Software licenses for the Company’s off-the-shelf software typically contain multiple elements, including the product license, maintenance, and/or other services. The Company allocates the total arrangement fee among each deliverable based on the relative fair value of each of the deliverables determined based on vendor-specific objective evidence. This objective evidence of fair value is specific to the Company and consists either of prices derived from sales of elements when they are sold separately, such as the renewal rate for the maintenance element, or the price established by management for sale of elements in the ordinary course of business.

Licenses

License fees include fees from the sale of third party software and software developed and licensed by the Company. Certain software developed by the Company is licensed under contractual arrangements that, in addition to the delivery of software, require significant modification and customization of software. These arrangements are accounted for using the percentage of completion method, with progress to completion measured based on labor costs incurred. Provisions for estimated losses under the percentage of completion method are made for the entire loss in the period in which they become evident.

Off-the-shelf software and third party software sold by the Company is recognized when persuasive evidence of an arrangement exists, delivery has occurred, and the fee is fixed or determinable and probable of collection. The Company’s normal payment terms require payment within 90-days. The Company considers all arrangements with payments terms extending beyond 90-days not to have fees that are fixed or determinable. The entire fee under these arrangements is recognized as payments from customers become due, assuming all other revenue recognition criteria have been met.

Software license fees billed and not recognized as revenue are included in deferred revenue.

Services and Maintenance

Services include installation, basic consulting, as well as software customization and modification to meet specific customer needs. Professional service fees that are provided under long-term contracts to install and customize software developed by the Company or third parties is recognized using the percentage of completion method. Progress to completion is measured using costs incurred compared to estimated total costs, or contract milestones. Provisions for

Sequoia Software Corporation

Notes to Consolidated Financial Statements (continued)

1. Organization and Summary of Significant Accounting Policies (continued)

Revenue Recognition (continued)

estimated losses under the percentage of completion method are made for the entire loss in the period in which they become evident.

Maintenance fees include telephone support, bug fixes, and rights to upgrades on a when-and-if-available basis associated with software licenses. These fees are collected in advance and recognized ratably over the maintenance period. Unrecognized maintenance fees are included in deferred revenue.

Hardware

The Company sells hardware purchased from third parties. These revenues are recognized when the hardware is shipped.

Amortization of Intangible Assets

The Company amortizes goodwill on a straight-line basis over its estimated useful life of five years. The Company amortizes covenants not to compete on a straight-line basis over the term of the agreements, which are three or four years.

Impairment of Long-Lived Assets

Long-lived assets, including intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If an impairment indicator is present, the Company evaluates whether an impairment exists on the basis of undiscounted expected future cash flows from operations for the remaining amortization period. If an impairment exists, the asset is reduced by the estimated shortfall of discounted cash flows.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense totaled approximately $111,000, $629,000 and $1,295,000 in 1998, 1999 and 2000, respectively.

Foreign Currency Translation

Financial statements of foreign subsidiaries with a functional currency other than the U.S. dollar have been translated into U.S. dollars using the current rate method. All balance sheet accounts are translated using the exchange rates at the balance sheet date. Operating and cash flow

Sequoia Software Corporation

Notes to Consolidated Financial Statements (continued)

1. Organization and Summary of Significant Accounting Policies (continued)

Foreign Currency Translation (continued)

amounts have been translated using average exchange rates. Translation gains or losses, resulting from the changes in exchange rates from year to year, are reported as a component of other comprehensive income.

Income Taxes

The Company uses the liability method in accounting for income taxes. Under this method, deferred income tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Stock Options Granted to Employees

The Company accounts for all stock-based compensation plans using the intrinsic value method prescribed by APB Opinion 25, Accounting for Stock Issued to Employees (“APB 25”). Under APB 25, if the exercise price of the employee stock options equals the estimated fair value of the underlying stock on the date of grant, no compensation expense is generally recognized.

The Financial Accounting Standards Board has issued FASB Statement No. 123, Accounting for Stock-Based Compensation, (“Statement 123”) which encourages companies to recognize expense for stock-based awards based on their estimated fair value on the date of grant. Statement 123 does not require companies to use fair value accounting for stock-based awards, but if the fair value method is not adopted, pro forma income is required to be disclosed in a note to the annual financial statements. The Company has supplementally disclosed in Note 12 the required pro forma information as if the fair value method had been adopted.

Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in equity that result from recognized transactions and other economic events of a period other than transactions with owners in their capacity as owners. Certain non-owner changes in equity, consisting of foreign currency translation adjustments, are included in “other comprehensive income.” The Company reports comprehensive income (loss) in the statement of stockholders’ equity and discloses the accumulated total of other comprehensive income (loss) in the stockholders’ equity section of the balance sheet.

Sequoia Software Corporation

Notes to Consolidated Financial Statements (continued)

1. Organization and Summary of Significant Accounting Policies (continued)

Operating Segments

The Company’s chief operating decision maker reviews the operations of the Company on a consolidated basis in order to assess performance and make operating decisions. In addition, the Company’s software products consist principally of XML-based products that are similar. Accordingly, the Company currently does not have any reportable segments.

New Accounting Pronouncement

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which the Company is required to adopt effective January 1, 2001. Because of the Company’s minimal use of derivatives, the adoption of the new Statement will not have a significant effect on earnings or the financial position of the Company.

2. Acquisition of Radian Systems, Inc.

On July 1, 1999, the Company acquired all of the outstanding common stock of Radian Systems, Inc. (“Radian”), a provider of software development and information systems integration services to corporations, government agencies and other institutions throughout the United States. The purchase price consisted of 2,100,002 shares of common stock valued in an independent appraisal at $1,400,000 and promissory notes of $3,500,000. The Company also incurred direct acquisition costs of $50,000. The acquisition was accounted for using the purchase method of accounting, and the results of operations of Radian are included in the accompanying consolidated statements of operations commencing July 1, 1999.

The total purchase price of $4,950,000 was allocated as follows:

Current assets	$1,825,000

Fixed assets	128,000

Liabilities assumed	(2,411,000)

Goodwill	3,128,000

Covenants not to compete	2,280,000

$4,950,000

In November 1999, the Company repaid the $3,500,000 of promissory notes issued in connection with the acquisition, including accrued interest of $117,000.

Sequoia Software Corporation

Notes to Consolidated Financial Statements (continued)

2. Acquisition of Radian Systems, Inc. (continued)

The following summarizes the unaudited pro forma consolidated results of operations for 1998 and 1999 assuming the acquisition had occurred at the beginning of each year. These results are not necessarily indicative of what would have occurred had this transaction been consummated as of the beginning of the year presented, or of future operations of the Company:

	Year ended December 31,
	1998	1999

Revenue	$9,638,510	$11,717,026

Net loss	$(5,138,908)	$(14,046,870)

Net loss attributable to common stockholders	$(8,708,259)	$(22,560,449)

Basic and diluted loss per common share attributable to common stockholders	$(1.85)	$(3.80)

3. Loss Per Share

The following table sets forth the computation of basic and diluted loss per common share:

	Year ended December 31,
	1998	1999	2000

Numerator:

Net loss	$(2,957,539)	$(12,792,084)	$(20,523,038)

Accretion of Series A redeemable convertible preferred stock to fair value	(3,263,237)	(2,610,640)	(16,129,664)

Accretion of Series B redeemable convertible preferred stock to fair value	(306,114)	(2,956,965)	(19,295,904)

Accretion of Series C redeemable convertible preferred stock to fair value	—	(2,945,974)	(48,829,933)

Accretion of Series D redeemable convertible preferred stock to fair value	—	—	(12,790,838)

	$(6,526,890)	$(21,305,663)	$(117,569,377)

Denominator:

Weighted-average number of shares of common stock outstanding	3,807,890	4,890,039	22,007,575

Basic and diluted loss per common share	$(1.71)	$(4.36)	$(5.34)

Basic loss per share is based upon the average number of shares of common stock outstanding during the period. Diluted loss per common share is equal to basic loss per common share

Sequoia Software Corporation

Notes to Consolidated Financial Statements (continued)

3. Loss Per Share (continued)

because if potentially dilutive securities were included in the computation, the result would be anti-dilutive. These potentially dilutive securities consist of convertible preferred stocks, stock options and warrants.

4. Effect of Change in Estimate

In 1997, the Company entered into a $3.8 million contract with a customer to provide software customization and licensing. Revenue for this contract was recognized under the percentage-of-completion method, as described in Note 1. As of December 31, 1997, this contract was determined to be 30% complete. During 1998, as contract performance progressed, the Company incurred unanticipated direct labor budget overruns under the contract. These overruns were caused principally by the inherent subjectivity of the original estimates of efforts required to complete the specified functionality as defined in the contract, and employee turnover. As of December 31, 1998 the contract was nearing completion, and the Company revised its estimates to complete the contract. The revised estimates indicated that as of December 31, 1997 the contract was actually 23% complete. Had the Company recognized revenue under the contract using the updated estimates of actual costs to be incurred during the period of contract performance, the reported net loss in 1998 would have been approximately $255,000 lower. This change in estimate had a $0.07 per share effect on loss per share in 1998.

5. Nonmonetary Transactions

During 1999 and 2000, the Company entered into nonmonetary transactions with customers whereby the Company exchanged licenses of its software or its consulting services for ownership interest or customer software. The software received in the exchanges is for internal use or is sublicensed as a component of the Company’s software. These transactions resulted in $634,000 of software license revenue in 1999, $3,574,700 of software license revenue in 2000, and $133,000 of services revenue in 2000. In those instances where the Company received ownership interests in the customer, the Company engaged an independent appraiser to value the securities received in the exchange, and recorded the investment at the lesser of the fair value of the securities received at the date of the exchange or the fair value of its software and services delivered, determined by reference to similar cash transactions. In those instances where the Company received software of the customer in the exchange, the Company recorded the transaction at the fair value of its software delivered in the exchange, as determined by reference to evidence specific to the Company.

Sequoia Software Corporation

Notes to Consolidated Financial Statements (continued)

6. Supplemental Cash Flow Information

	Year ended December 31,
	1998	1999	2000

Non-cash investing and financing activities:

Exchange of software licenses for software products included in software development costs	$–	$–	$1,200,000

Exchange of software licenses for property and equipment	–	–	300,000

Conversion of notes payable and accrued interest to Series B redeemable convertible preferred stock	1,024,889	–	–

Conversion of notes payable and accrued interest to Series C redeemable convertible preferred stock	–	5,149,470	–

Issuance of 145,125 shares of Series C redeemable convertible preferred stock as compensation to investment adviser in connection with financing	–	387,000	–

Issuance of common stock in connection with acquisition of Radian Systems, Inc.	–	1,400,000	–

Other cash flow information:

Cash paid for interest	86,278	184,223	207,702

7. Income Taxes

The significant components of the Company’s deferred tax assets and liabilities as of December 31 are as follows:

	1999	2000

Deferred tax assets:

Net operating loss carryforward	$6,011,955	$13,785,136

Stock compensation expense	76,502	959,442

Covenants not to compete	95,414	286,242

Provision for bad debts	71,394	404,467

Impairment loss	–	405,703

Other	–	44,413

Total deferred tax assets	6,255,265	15,885,403

Sequoia Software Corporation

Notes to Consolidated Financial Statements (continued)

7. Income Taxes (continued)

Deferred tax liabilities:

Depreciation	$3,445	$32,806

Software development costs	107,124	1,139,412

Total deferred tax liabilities	110,569	1,172,218

Net future income tax benefit	6,144,696	14,713,185
Valuation allowance for deferred tax assets	(6,144,696)	(14,713,185)

Net deferred tax assets	$–	$–

The Company has reported losses since inception. These losses have not resulted in reported tax benefits because of increases in the valuation allowance for deferred tax assets that result from the inability to determine the realizability of the net operating loss carryforwards.

At December 31, 2000, the Company had net operating loss carryforwards of approximately $35,694,000, which expire from 2011 to 2020 and are available to offset future taxable income. The Company’s taxable income from its Irish subsidiary was insignificant. Income tax regulations contain provisions that will limit the net operating loss carryforwards available to be used in any given year.

The reconciliation of the reported income tax expense to the amount that would be result by applying the U.S. federal statutory tax rate to net loss is as follows:

	1998	1999	2000

Tax expense (benefit) at U.S. statutory rate	$(1,005,563)	$(4,349,308)	$(6,977,833)

Effect of permanent differences	5,374	130,978	252,589

State income taxes, net of federal benefit	(136,638)	(573,197)	(1,017,459)

Increase in valuation allowance, excluding change related to stock option exercises	1,136,827	4,710,750	7,805,942

Other	–	80,777	(63,239)

Total	$–	$–	$–

Sequoia Software Corporation

Notes to Consolidated Financial Statements (continued)

8. Deferred Revenue

The components of deferred revenue consist of the following:

	December 31,
	1999	2000

Software licenses	$81,953	$205,945

Maintenance	1,115,017	1,304,749

	$1,196,970	$1,510,694

9. Borrowings Under Revolving Promissory Note

On March 26, 1999, the Company issued a $1,000,000 revolving promissory note to a bank. In May 2000, the note was amended to increase the principal amount to $5,000,000. Interest on borrowings under the revolving promissory note accrue at the bank’s prime rate plus 0.75% per annum (10.25% at December 31, 2000), and is payable monthly. During 2000, the average interest rate was 9.95%. The unpaid principal plus accrued interest is due in full on May 25, 2001. Borrowings under the revolving promissory note are secured by all tangible and intangible assets of the Company, and are subject to a borrowing base limitation as defined by the loan agreement. At December 31, 2000, borrowings outstanding under this note totaled $1,000,000.

In connection with this revolving promissory note, the Company is required to comply with certain financial and non-financial covenants and is restricted from paying dividends. At December 31, 2000, the Company was in compliance with the covenants.

10. Long-Term Debt

On March 26, 1999, the Company entered into a $750,000 equipment term note with a bank. Borrowings under the equipment term note are repayable over a three year term beginning March 5, 2000, in payments of $20,833 plus accrued interest calculated at the bank’s prime rate plus 1.25% per annum (10.75% at December 31, 2000), and are secured by all tangible and intangible assets. The unpaid principal plus accrued interest is due in full on February 5, 2003. At December 31, 2000, borrowings outstanding under this equipment term note totaled $541,667.

In May 2000, the Company added a second equipment line with an aggregate principal amount of up to $2,000,000 with the same bank. Borrowings under this equipment line are available under three separate term notes, each with principal limitations, and are subject to a borrowing base limitation as defined by the loan agreement. Each note accrues interest at the bank’s prime rate plus 1.25% per annum (10.75% at December 31, 2000), is payable monthly, and is secured by all tangible and intangible assets. Borrowings to finance equipment purchases can continue until May 31, 2001. The unpaid principal for each of the three notes is payable in equal monthly

Sequoia Software Corporation

Notes to Consolidated Financial Statements (continued)

10. Long-Term Debt (continued)

installments over a three year term beginning on September 5, 2000, March 5, 2001, and June 5, 2001, respectively. At December 31, 2000, borrowings outstanding under this arrangement totaled $620,957.

In connection with these borrowing arrangements, the Company is required to comply with certain financial and non-financial covenants and is restricted from paying dividends. At December 31, 2000, the Company was in compliance with the covenants.

The Company has also incurred other indebtedness totaling $75,404 at December 31, 2000, related to the acquisition of certain office and computer equipment. Amounts due under these arrangements are due monthly through July 2003.

The aggregate maturities of long-term debt for the years ending December 31 are as follows:

2001	$517,006

2002	496,769

2003	224,253

$1,238,028

Sequoia Software Corporation

Notes to Consolidated Financial Statements (continued)

11. Redeemable Convertible Preferred Stock

From 1996 through May 2000, the Company issued shares of redeemable convertible preferred stock in four separate series. In May 2000, upon the closing of the Company’s initial public offering, all of the outstanding preferred stock was converted into 18,527,985 shares of common stock.

      The activity in the each series of redeemable convertible preferred stock for the years ended December 31, 1998, 1999, and 2000 is as follows (amounts in thousands):

	Series A		Series B		Series C		Series D

	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance at January 1, 1998	3,024	$2,191	—	$—	—	$—	—	$—

Conversion of convertible notes payable to Series B	—	—	568	1,025	—	—	—	—

Issuance of Series B, net of issuance costs of $125	—	—	3,050	5,375	—	—	—	—

Accretion to estimated mandatory redemption value	—	3,263	—	306	—	—	—	—

Balance at December 31, 1998	3,024	5,454	3,618	6,706	—	—	—	—

Additional issuance costs of Series B	—	—	—	(15)	—	—	—	—

Issuance of warrants to purchase Series C in connection with convertible notes payable	—	—	—	—	—	150	—	—

Conversion of convertible notes payable to Series C	—	—	—	—	1,878	5,150	—	—

Issuance of Series C, net of issuance costs of $2,138	—	—	—	—	7,437	18,249	—	—

Issuance of warrants to purchase common stock and Series D in connection with issuance of Series C	—	—	—	—	—	(729)	—	—

Accretion to estimated mandatory redemption value	—	2,611	—	2,957	—	2,946	—	—

Balance at December 31, 1999	3,024	8,065	3,618	9,648	9,315	25,766	—	—

Exercise of warrants to purchase Series C	—	—	—	—	14	38	—	—

Exercise of warrants to purchase Series D	—	—	—	—	—	—	2,557	7,661

Accretion to estimated mandatory redemption value	—	16,130	—	19,296	—	48,830	—	12,791

Conversion of redeemable convertible preferred stock to common stock	(3,024)	(24,195)	(3,618)	(28,944)	(9,329)	(74,634)	(2,557)	(20,452)

Balance at December 31, 2000	—	$—	—	$—	—	$—	—	$—

Sequoia Software Corporation

Notes to Consolidated Financial Statements (continued)

12. Stock Options and Warrants

Stock options

The Board of Directors has authorized the grant of non-qualified options to purchase up to 9,027,742 shares of common stock. A summary of stock option activity and related information for the years ended December 31 follows:

	1998		1999		2000

		Weighted Average		Weighted Average		Weighted Average
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price

Outstanding – beginning of year	1,335,006	$0.034	1,513,880	$0.046	2,471,511	$0.457

Granted	250,125	0.117	1,115,199	0.974	3,051,150	2.556

Exercised	(23,438)	0.067	(11,250)	0.040	(1,153,902)	0.069

Forfeited	(47,813)	0.067	(146,318)	0.179	(240,595)	2.164

Outstanding – end of year	1,513,880	$0.046	2,471,511	$0.457	4,128,164	$2.017

Exercisable at end of year	869,063	$0.029	1,509,094	$0.232	921,124	$1.174

Weighted-average fair value of options granted during the year:		$0.038		$0.757		$3.836

All options granted to date are exercisable at, or below the estimated fair value of the Company’s common stock at the date of grant, and are subject to vesting provisions, as determined by the Board of Directors. Options granted to date vest in varying percentages through 2004. In estimating the fair value of the Company’s common stock at the grant date, the Board of Directors considered either independent appraisals of the value of the common stock, significant transactions with investors in the Company, or after the completion of the Company’s initial public offering, the quoted price of the common stock at the close of market of the previous day.

Sequoia Software Corporation

Notes to Consolidated Financial Statements (continued)

12. Stock Options and Warrants (Continued)

Certain options granted during 1999 and 2000 were granted with exercise prices that were below the estimated fair value of the common stock on the date of grant. Accordingly, the Company has recorded compensation expense of $198,090 and $2,286,225 for the years ended December 31, 1999 and 2000, respectively, and will record an additional $4.5 million of compensation expense through 2004 as a result of these grants.

Exercise prices for options outstanding as of December 31, 2000 ranged from $0.027 to $17.125 as follows:

		Weighted Average	Weighted Average		Weighted Average
		Exercise Prices of	Remaining		Exercise Prices of
Range of Exercise	Outstanding	Outstanding	Contractual Life of	Exercisable	Exercisable
Prices	Options	Options	Outstanding Options	Options	Options

$0.027 - $0.067	252,368	$0.044	72.8 months	229,281	$0.042

$0.187 - $0.347	526,017	0.327	98.6 months	288,414	0.324

$1.867 - $3.156	3,025,379	2.008	114.9 months	341,441	1.867

$5.500 - $6.468	299,950	5.618	117.3 months	61,988	5.500

$9.125 - $10.000	19,575	9.592	115.5 months	—	—

$17.125	4,875	17.125	114.0 months	—	—

Pro Forma Loss and Loss Per Common Share

Pro forma information regarding net loss and loss per share required by Statement 123 has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model subsequent to the Company’s May 2000 initial public offering with the following weighted-average assumptions: risk-free interest rate of 5.50%; volatility factors of the expected market price of the Company’s common stock ranging from 1.30 to 1.90; weighted-average expected life of the options of four years; and dividend yield of 0%.

Prior to the Company’s initial public offering of common stock in May 2000, the Company calculated pro forma information required by Statement 123 using the minimum value method.

Sequoia Software Corporation

Notes to Consolidated Financial Statements (continued)

12. Stock Options and Warrants (Continued)

The minimum value method calculates the fair value of options as the excess of the estimated fair value of the underlying stock at the date of grant over the present value of both the exercise price and the expected dividend payments, each discounted at the risk-free rate, over the expected life of the option. In determining the estimated fair value of granted stock options under the minimum value method, the risk-free interest rate was assumed to be 5.50%, the expected life of granted options was assumed to range from two to seven years, and the dividend yield was estimated to be 0%.

Because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the fair value methods prescribed by Statement 123 do not necessarily provide a single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma net loss attributable to common stockholders and basic and diluted loss per share attributable to common stockholders is $118 million and $(5.36), respectively, for the year ended December 31, 2000. The Company has determined that the pro forma compensation has an immaterial effect on the reported net loss attributable to common stockholders and no effect on basic and diluted loss per share attributable to common stockholders in 1998 and 1999.

Warrants

In connection with the issuance of convertible notes payable during 1999, the Company issued warrants to purchase 469,434 shares of Series C Redeemable Convertible Preferred Stock for $2.74 per share and expiring four years from the date of issuance. Upon the closing of the Company’s initial public offering in May 2000, these warrants were converted into warrants to purchase common stock for $2.74 per share. During 2000, 46,175 warrants were exercised and 423,259 remain outstanding at December 31, 2000.

13. Shares Reserved for Future Issuance

As of December 31, 2000, the Company has reserved shares of common stock for issuance as follows:

Exercise of outstanding common stock warrants	423,259

Exercise of outstanding common stock options	4,128,164

Stock options available for granting as reserved by the Board of Directors	4,899,578

9,451,001

Sequoia Software Corporation

Notes to Consolidated Financial Statements (continued)

14. Leases

The Company leases office space in Columbia, Maryland and in Seattle, Washington under non-cancelable operating lease agreements expiring between July 2002 and January 2006. The Company can extend the Maryland office lease for two additional five-year periods at the fair market rental in effect at the time of extension. In conjunction with the Maryland office lease, the Company obtained a lease bond in favor of the Landlord in the amount of $1,300,000 and pledged all assets to the bonding company.

The Company also leases certain equipment and vehicles under non-cancelable operating lease agreements expiring between August 2002 and February 2004.

Future minimum payments under non-cancelable operating leases consisted of the following at December 31, 2000:

2001	$1,881,496

2002	1,867,298

2003	1,600,984

2004	1,575,555

2005	1,609,547

Thereafter	134,400

$8,669,280

Rent expense under all operating leases for the years ended December 31, 1998, 1999 and 2000 was $292,801, $394,687, and $1,221,933, respectively.

15. Significant Customers and Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral.

For the years ended December 31, the percentage of revenue from significant customers was as follows:

	1998	1999	2000

Customer A	56%	—	—

Customer B	27%	—	—

Customer D	—	24%	—

Customer E	—	12%	—

Customer G	—	—	11%

Sequoia Software Corporation

Notes to Consolidated Financial Statements (continued)

15. Significant Customers and Concentrations of Credit Risk (continued)

As of December 31, the percentage of accounts receivable from significant customers was as follows:

	1998	1999	2000

Customer A	80%	25%	—

Customer B	5%	—	—

Customer C	10%	—	—

Customer D	—	17%	—

Customer E	—	14%	—

Customer F	—	13%	—

Customer G	—	—	9%

16. Contingencies

Accounts receivable at December 31, 2000 includes $1.0 million due from a customer under a subcontract arrangement. The Company performed software modification, customization and related services under this subcontract in 1997, 1998 and 1999. At December 31, 2000, the amount owed to the Company is past due as a result of a dispute between the general contractor and the general contractor’s customer that has not currently allowed the general contractor to collect certain fees billed. The Company is not a party to the dispute. On July 13, 2000, the Company filed a Complaint for Damages against the general contractor seeking a judgment in the amount of $1.0 million. Management believes that the Company will prevail in this action and expects that it will collect the amount owed. However, due to uncertainties surrounding the resolution of the dispute and the resultant effect on the general contractor’s ability to meet its obligations, it is reasonably possible that management’s estimate of the recoverability of this account receivable may change in the near term. Management is unable at the current time to make an estimate of the range of the possible loss that may be incurred when this receivable is ultimately settled. In August 2000, the general contractor filed a counterclaim seeking judgment against the Company in the amount of $2.8 million. Management, based on consultations with its legal advisors, believes that the likelihood of a loss incurred as a result of this counterclaim is remote.

Accounts receivable at December 31, 2000 also includes $539,000 due from a customer for consulting and third-party software and maintenance services sold to the customer in 1999 and 2000. The receivable is past due as a result of a dispute between the customer and the Company. On November 16, 2000, the customer filed a complaint against the Company seeking monetary damages in excess of $75,000. The Company denies the customer’s claim and has filed a counterclaim seeking damages in the amount of $563,000. Management, based on consultations with its legal advisors, believes that the Company will prevail against the customer in the counterclaim and in the customer’s claim against the Company. However, due to the length of

Sequoia Software Corporation

Notes to Consolidated Financial Statements (continued)

16. Contingencies (continued)

time it may take to resolve the dispute, it is reasonably possible that management’s estimate of the recoverability of this receivable may change in the near term. Management is unable at the current time to estimate the range of the possible loss that may be incurred when this receivable is ultimately settled.

17. Employee Benefit Plan

Effective April 1, 1998, the Company established the Sequoia Software Corporation Employee Savings and Retirement Plan (the “Plan”), which is eligible to all employees who are at least eighteen years old. Under the Plan agreement, participants may elect to defer annually up to 20% of their salary, not to exceed $10,500 in 2000. In addition, the Company may make a discretionary matching contribution of up to 6% of compensation, based on each eligible participant’s elective deferrals. Participant contributions and employer contributions vest immediately. The Company elected not to make any contributions to the Plan for the years ended December 31, 1998, 1999 and 2000.

18. Impairment Loss

During the third and fourth quarters of 2000, the Company determined that certain investments in equity securities of technology companies accounted for under the cost method of accounting were permanently impaired. This determination was based on continuing devaluations of the companies in the technology sectors, and for many early stage companies, the sudden difficulty in obtaining needed capital to implement business plans that, absent such capital, would significantly impair the ability of the company to achieve its forecasts or even meet its obligations in the normal course of business. The Company performed a review of each of its investments by obtaining an understanding of the current market conditions in which these companies operate, and ascertained the likelihood that the company would achieve the business plan upon which valuations performed at the date of acquisition were based.

Based on this evaluation, the Company recorded an impairment charge of $1,050,500 in 2000 to state these investments at this estimated net realizable value.

19. Correction of Quarterly Results of Operations (unaudited)

In the fourth quarter of 2000, the Company detected an error in the recognition of compensation expense from stock option grants that affected the reported results of operations in each of the three quarters in the period ended September 30, 2000. The effect of the error on the quarterly

Sequoia Software Corporation

Notes to Consolidated Financial Statements (continued)

19. Correction of Quarterly Results of Operations (unaudited)

net loss attributable to common stockholders and loss per common share attributable to common stockholders is as follows (amounts in thousands, except per share data):

	Three months ended		Three months ended		Three months ended
	March 31, 2000		June 30, 2000		September 30, 2000

	Originally		Originally		Originally
	Reported	Restated	Reported	Restated	Reported	Restated

Net loss attributable to common stockholders	$(104,573)	$(104,510)	$(1,963)	$(2,630)	$(4,197)	$(4,273)

Basic and diluted loss per common share attributable to common stockholders	$(16.00)	$(15.99)	$(0.10)	$(0.13)	$(0.14)	$(0.14)

20. Subsequent Event

On March 21, 2001, Citrix Systems, Inc. and the Company announced that their boards of directors had approved an Agreement and Plan of Merger dated as of March 20, 2001. The merger agreement provides for a cash tender offer to acquire all of the outstanding shares of the Company’s common stock at a price of $5.64 per share. Holders of a majority of the Company’s common stock have agreed to tender their shares in the tender offer. The obligations of Citrix to accept shares tendered in the offer is subject to certain regulatory approvals and other customary closing conditions. The Company has granted to Citrix an option to purchase up to a number of shares of common stock equal to 19.9% of the number of shares issued and outstanding before giving effect to the exercise of the option at a price of $5.64 per share. The option is exercisable if, after giving effect to the exercise of the option and as a result of such exercise, the number of shares then owned by Citrix represents at least 90.1% of the Company’s common stock outstanding on a fully diluted basis. Under the merger agreement, the tender offer will be followed by a merger, in which any shares of the Company’s common stock not purchased in the tender offer will be converted into the right to receive $5.64 per share in cash, without interest.

Schedule II – Valuation and Qualifying Accounts

Sequoia Software Corporation

Column A	Column B	Column C		Column D		Column E

		Additions

			Charged to
	Balance at	Charged to	Other
	Beginning	And Costs	Accounts -	Deductions-		Balance at
Description	of Period	Expenses	Describe	Describe		End of Period

Year Ended December, 31, 2000:

Deducted from assets accounts:

Allowance for doubtful accounts	$184,864	$2,168,419	$	$(1,305,983)	(1)	$1,047,300

Year Ended December, 31, 1999:

Deducted from assets accounts:

Allowance for doubtful accounts	$—	$651,031	$	$(466,167)	(1)	$184,864

Year Ended December, 31, 1998:

Deducted from assets accounts:

Allowance for doubtful accounts	$—	$18,898	$	$(18,898)	(1)	$—

(1) Uncollectible accounts written off, net of recoveries.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

Not applicable.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

CURRENT EXECUTIVE OFFICERS AND DIRECTORS OF SEQUOIA

      The table below presents information about Sequoia’s current directors. None of the directors has any family relationship to any executive officer or to any other director of Sequoia. Ages are as of March 19, 2001.

Name	Age	Principal Occupation

Richard C. Faint, Jr.	49	Chairman of the Board, Chief Executive Officer and Director

Mark A. Wesker	39	President, Chief Operating Officer and Director

Gregory C. Heard	36	Chief Financial Officer

Paul Martin	29	Chief Technology Officer

William Brennan	38	Executive Vice President, Corporate Development

Marvin W. Adams (1)	43	Director

Lawrence A. Bettino (2)	40	Director

Andrew J. Filipowski	50	Director

Jonathan I. Grabel (1)(2)	32	Director

William M. Gust II (1)(2)	58	Director

Richard R. Roscitt	49	Director

(1)   Member of the Audit Committee
(2)   Member of the Compensation Committee

      Richard C. Faint, Jr. has been a director since July 1996. Mr. Faint is Chairman of the Board and Chief Executive Officer of Sequoia. Mr. Faint served as Chief Financial Officer of Mergent Technologies from September 1995 to July 1996. Previously, from January 1995 to September 1995, Mr. Faint was the Chief Financial Officer of Performance Learning Group which merged with Mergent Technologies in September 1995. From December 1984 to January 1995, Mr. Faint served as Chief Financial Officer of PersonaCare, a company that he co-founded. PersonaCare was acquired by TheraTx, which later completed its initial public offering. Mr. Faint received his B.S. in Accounting and Finance from Towson University and his J.D. and M.B.A. from The University of Baltimore.

      Mark A. Wesker has been a director since November 1992. Mr. Wesker is President and Chief Operating Officer of Sequoia. From May 1986 to November 1992, prior to starting Sequoia, Mr. Wesker was a senior associate and litigator at Miles & Stockbridge, where he practiced technology, health care and corporate law. Mr. Wesker earned his Bachelor of Arts degree from the George Washington University and his J.D. from The University of Baltimore School of Law.

      Gregory G. Heard has been Chief Financial Officer and Vice President of Sequoia since he joined the company in January 2000 and is currently the Treasurer and Assistant Secretary of Sequoia. From November 1994 to January 2000, Mr. Heard was Managing Director of Equity Research at Corbyn Investment Management and the Greenspring Fund. Prior to that, from September 1991 to October 1994, Mr. Heard was Manager, Financial Advisory Services Group at Coopers & Lybrand. Mr. Heard received his B.S. in Accounting and his M.B.A. from Lehigh University. Mr. Heard is a Certified Management Accountant.

      Paul Martin joined Sequoia in 1997 and served as Vice President of Product Development before assuming his current position as Chief Technology Officer in August 2000. Prior to joining Sequoia, from May 1993 to February 1997, Mr. Martin was senior software applications developer for the PDI Division of Bird-Johnson Corporation. He holds a B.S. in Computer Engineering from Virginia Polytechnic Institute and State University.

      William S. Brennan joined Sequoia in December 2000 as Executive Vice President for Corporate Development. Prior to joining Sequoia, from November 1995 to June 2000, Mr. Brennan was a senior technology analyst at Pacific Growth Equities in San Francisco, California. After founding Griffin Ventures, a merchant banking and research firm, in August 1995, Mr. Brennan served as its president and managing director until June 2000. Previously, he served as Senior Vice President of Pennsylvania Merchant Group from February 1994 to August 1995 and as a financial advisory services manager at Coopers & Lybrand from February 1992 to February 1994. Mr. Brennan holds undergraduate degrees in Mechanical Engineering and Biology from Lehigh University, an M.S. in Biomedical and Mechanical Engineering from Colorado State University, and an M.B.A. with a concentration in Finance from Villanova.

      Marvin W. Adams has been a director since February 2000. Mr. Adams is the Vice President and Chief Information Officer of Ford Motor Company. Mr. Adams has held this position since December 2000. Prior to that, Mr. Adams was the Executive Vice President and Chief Technology Officer of Bank One Corporation, positions he held from December 1998 and October 1998, respectively, to December 2000. From February 1997 to October 1998, Mr. Adams served as Chief Technology and Information Officer of Banc One Corporation. From June 1996 to February 1997, Mr. Adams served as Chief Information Officer of Frontier Communications Corporation. From April 1994 to June 1996, Mr. Adams served as President of Financial Card Services of Banc One Corporation. Mr. Adams received his B.S. in Electrical Engineering from Michigan State University.

      Lawrence A. Bettino has been a director since November 1999. Mr. Bettino is a founding member of Baker Capital Partners, LLC, the general partner of Baker Communications Fund, L.P., a communications-focused private equity fund, a position he has held since May 1996. From July 1989 to April 1996, Mr. Bettino worked for Dillon Read Venture Capital. Mr. Bettino is currently a director of Connected Corporation, Curl Corporation, NetOps Corporation, NextPoint Networks, Inc. and S2 Systems, Inc. Mr. Bettino received his B.S. degree in Electrical Engineering from Renssalaer Polytechnic Institute and his M.B.A. from Harvard Business School.

      Andrew J. Filipowski has been a director since November 1999. Mr. Filipowski has been Chairman of the Board of Directors and Chief Executive Officer of divine, inc. since its inception and was President from its inception until October 1999. He has also been Chairman and Chief Executive Officer of Platinum Venture Partners, Inc., the previous general partner of the Platinum Venture Partners limited partnerships. Mr. Filipowski was a founder of PLATINUM Technology International Inc. and served as the Chairman of its Board of Directors, Chief Executive Officer and President from its inception in 1987 until it was acquired by Computer Associates in June 1999. Mr. Filipowski is currently a director of eShare Communications, Inc.

      Jonathan I. Grabel has been a director since November 1999. Mr. Grabel is a partner with Baker Communications Fund, L.P., a communications-focused private equity fund. From August 1996 to August 1998, Mr. Grabel was an investment banker with Nomura Securities International, Inc. and Warburg Dillon Read LLC. Mr. Grabel is currently a director of S2 Systems, Inc. Mr. Grabel received his B.S. in Economics from the Wharton School of the University of Pennsylvania and his M.B.A. from The University of Chicago. Mr. Grabel is a Certified Public Accountant.

      William M. Gust II has been a director since November 1996. Since September 1994, Mr. Gust has been President of Mariner Management, Inc., the management company for Anthem Capital L.P., a venture capital partnership, of which he has been a Managing General Partner since September 1994. Mr. Gust is currently a director of CyberSystem Technologies, Inc., Mensana Diagnostics Corp. and WisdomWare, Inc. Mr. Gust received his B.A. in Creative Writing and English Literature from Northwestern University.

      Richard R. Roscitt has been a director since April 2000. Mr. Roscitt is Chairman and Chief Executive Officer of ADC Telecommunications, Inc., a position he has held since January 2001. Prior to that, Mr. Roscitt served as President and Chief Executive Officer of AT&T Solutions, a position he held from September 1997 to January 2001. From January 1992 to September 1997, Mr. Roscitt served as Vice President of AT&T Business Long Distance Services. Mr. Roscitt received his B.S. in Engineering from Stevens Institute of Technology and his M.B.A. in Management from the Sloan School of M.I.T.

COMPLIANCE UNDER SECTION 16(a)
OF THE SECURITIES EXCHANGE ACT OF 1934

      Section 16(a) of the Exchange Act requires Sequoia’s directors and executive officers, and persons who own more than 10% of a registered class of Sequoia’s equity securities (collectively, “Insiders”), to file initial reports of ownership and reports of changes in ownership with the Commission. The Commission regulations also require Insiders to furnish Sequoia with copies of all Section 16(a) forms they file. Based solely on its review of the copies of the forms furnished to Sequoia and written representations from directors and executive officers, Sequoia believes that its Insiders complied with all applicable Section 16(a) filing requirements for 2000, except with respect to the filing of a late Form 3 to report the addition of Messrs. Brennan and Martin as Section 16 officers.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

      The following table presents information about the compensation awarded to, earned by or paid to (i) the Chief Executive Officer and (ii) the other executive officers as of December 31, 2000 whose salary and bonus for 2000 was more than $100,000. Sequoia does not grant stock appreciation rights and does not have any long-term compensation benefits other than stock options.

		Annual Compensation				Long-Term Compensation Awards

				Other Annual		Securities
Name and Principal Positions	Year	Salary	Bonus	Compensation		Underlying Options

Richard C. Faint, Jr.	1999	$160,000	$17,500	$9,500	(1)	93,750	(2)

						18,750	(3)

Chief Executive Officer	2000	$194,000	$0	$9,500	(1)	300,000	(4)

Mark A. Wesker	1999	$135,000	$17,500	$5,500	(5)	75,000	(2)

	2000	$169,000	$0	$5,600	(5)	150,000	(4)

President and Chief Operating Officer

Gregory G. Heard (6)	1999	$—	$—	$—		—

	2000	$110,300	$10,000	$100		37,500	(4)

Chief Financial Officer						37,500	(4)

						10,000	(7)

						175,000	(4)

Paul Martin	1999	$80,000	$5,000	$0		33,750	(4)

	2000	$112,500	$5,000	$100		5,000	(7)

Chief Technology Officer						198,125	(4)

(1)	Includes vehicle lease payments of $9,300

(2)	Options vest according to the following schedule: 50% of the options vest immediately and the remaining 50% of the options vest ratably on each of the two anniversaries following the date of grant. Options expire on the tenth anniversary of the date of grant.

(3)	Options vest immediately and expire on the tenth anniversary of the date of grant.

(4)	Options vest at a rate of 25% on the first anniversary of the date of grant and 6.25% per quarter thereafter, and become 100% vested on the fourth anniversary of the date of grant. Options expire on the tenth anniversary of the date of grant.

(5)	Includes vehicle lease payments of $5,400.

(6)	Mr. Heard joined Sequoia in January 2000.

(7)	Options vest at a rate of 25% on the date of grant, 25% on January 1, 2001, and 25% per each six-month period thereafter, and become 100% vested on January 1, 2002. Options expire on the tenth anniversary of the date of grant.

Stock Option Grants

      The following table presents information about each grant of stock options made during 2000 to the executive officers named in the Summary Compensation Table.

Option Grants in 2000

		Percent of Total
	Number of Shares	Options Granted to
	Underlying	Employees in 2000	Exercise Price Per
Name	Options Granted	(1)	Share	Expiration Date (2)

Richard C. Faint, Jr.	300,000	9.83%	$1.867	2/1/10

Mark A. Wesker	150,000	4.92%	$1.867	2/1/10

Gregory G. Heard	37,500	1.23%	$1.867	1/24/10

	37,500	1.23%	$1.867	2/1/10

	10,000	0.33%	$5.500	10/6/10

	175,000	5.74%	$2.125	11/30/10

Paul Martin	5,000	0.16%	$5.500	10/6/10

	198,125	6.49%	$2.125	11/30/10

	Potential Realizable
	Value at Assumed Annual
	Rates of Stock Price
Name	Appreciation for Option Term (3)

	0%	5%	10%

Richard C. Faint, Jr.	$2,140,000	$3,837,900	$6,443,100

Mark A. Wesker	$1,070,000	$1,918,950	$3,221,550

Gregory G. Heard	$267,500	$479,738	$805,388

	$267,500	$479,738	$805,388

	$0	$34,590	$87,660

	$0	$233,800	$592,725

Paul Martin	$0	$17,295	$43,830

	$0	$264,695	$671,049

(1)	Based on options to purchase 3,051,152 shares of Common Stock granted to employees in 2000.

(2)	The options were granted at or below fair market value and have ten-year terms, subject to earlier termination upon death, disability or termination of employment. Options vest at a rate of 25% on the first anniversary of the date of grant and 6.25% per quarter thereafter, and become 100% vested on the fourth anniversary of the date of grant with exceptions as follows:

•	Options for Mr. Heard dated October 6, 2000 with an expiration date of October 6, 2010 in the amount of 10,000 shares vest at a rate of 25% on the date of grant, 25% on January 1, 2001, and 25% per each six-month period thereafter, and become 100% vested on January 1, 2002.

•	Options for Mr. Martin dated October 6, 2000 with an expiration date of October 6, 2010 in the amount of 5,000 shares vest at a rate of 25% on the date of grant, 25% on January 1, 2001, and 25% per each six-month period thereafter, and become 100% vested on January 1, 2002.

(3)	Potential realizable values are calculated by:

•	multiplying the number of shares of Common Stock subject to a given option by the market price per share of the Common Stock on the date of grant;

•	assuming that the amount derived from that calculation compounds at the annual 5% or 10% rates shown in the table for the entire ten-year term of the option; and

•	subtracting from that result the total option exercise price.

      The 5% and 10% assumed annual rates of stock price appreciation are required by the rules of the Commission and do not reflect Sequoia’s estimate or projection of future Common Stock prices.

Option Exercises in 2000

      The following table presents the number of shares acquired and the value realized upon exercise of stock options during 2000 by the executive officers named in the Summary Compensation Table. The table includes the number of shares covered by both exercisable and unexercisable stock options as of December 31, 2000. Also reported are values of “in-the-money” options that represent the positive difference between the exercise price of the outstanding stock option and the fair market value of the shares subject to the option at fiscal year end. The fair market value is based on $1.906 per share, which was the closing price of the Common Stock as reported on the Nasdaq National Market on December 29, 2000, the last day of trading for 2000. These values, unlike the amounts in the column entitled “Value Realized,” have not been, and may never be, realized.

Aggregated Option Exercises in Fiscal 2000 and Fiscal Year-End Values

			Number of Securities		Value of Unexercised
			Underlying Unexercised		In-the-Money Options
	Shares		Options at Year-End		at Year-End
	Acquired on	Value
Name	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Richard C. Faint, Jr.	375,000	$3,364,875	89,063	323,438	$31,973	$12,614

Mark A. Wesker	—	—	56,250	168,750	$2,194	$6,581

Gregory G. Heard	—	—	2,500	257,500	—	$2,925

Paul Martin	21,563	$190,260	7,578	220,859	$9,866	$29,596

Director Compensation

      The directors do not receive compensation for serving on the Board. Sequoia reimburses the directors for reasonable expenses they incur to attend Board meetings and committee meetings.

      Pursuant to Sequoia’s 2000 Stock Incentive Plan, non-employee directors are eligible to receive grants of options to purchase Common Stock. In February 2000, Sequoia granted to Mr. Adams options to purchase 37,500 shares of Common Stock at an exercise price of $1.867 per share. In April 2000, Sequoia granted to Messrs. Roscitt, Adams, Grabel, Bettino and Gust options to purchase 75,000, 37,500, 25,000, 25,000 and 25,000 shares, respectively, of Common Stock at an exercise price of $1.867 per share.

Employment Agreements

      On January 1, 2000, Mr. Faint and Mr. Wesker each entered into an amended and restated two-year employment agreement with Sequoia. On January 24, 2000 and June 1, 2000, respectively, Mr. Heard and Mr. Martin each entered into a two-year employment agreement with terms similar to the agreements previously signed by Messrs. Faint and Wesker (the “Existing Employment Agreements”). Unless employment is terminated earlier, each Existing Employment Agreement provides for two years of employment with automatic renewal for consecutive one-year terms until either party gives notice of termination at least 180 days before the end of the then current term.

      The Existing Employment Agreements provide for base salaries of $175,000, $150,000, $115,000 and $130,000 per year, respectively, for Messrs. Faint, Wesker, Heard and Martin. The Board must review these base salaries at least annually and may grant increases in its sole discretion. In addition, each of Messrs. Faint, Wesker, Heard and Martin is eligible to participate in Sequoia’s stock plans and welfare benefit plans. Each of Messrs. Faint, Wesker, Heard and Martin is also entitled to paid vacation and perquisites provided by Sequoia to employees of similar level.

      Sequoia may terminate any of Messrs. Faint, Wesker, Heard and Martin with or without cause. If terminated without cause, the employee will be entitled to continuation in payment of his base salary, at the rate in effect immediately before the date of his termination. Such payment will be for a period equal to the greater of (i) the period from the day after the employee’s last day of employment through the last day of the term of such employee’s Existing Employment Agreement and (ii) one year (the “Termination Payment”). Sequoia is not obligated to make the Termination Payment unless the employee who has been terminated without cause honors certain restrictive covenants and executes a release of all claims arising from his employment by Sequoia. Each of Messrs. Faint, Wesker, Heard and Martin may voluntarily terminate his employment at any time.

      On December 7, 2000, Mr. Brennan entered into an employment offer letter with Sequoia (the “Offer Letter”). The Offer Letter provides for a base salary of $150,000 per year and participation in a commission plan whereby Mr. Brennan is eligible to receive a bonus of 0.5% of the gross sales generated by his department within Sequoia. In addition, Mr. Brennan was granted options to purchase 150,000 shares of Common Stock and is eligible to participate in Sequoia’s welfare benefit plans. If terminated without cause during the term of an employment agreement to be entered into with Sequoia, Mr. Brennan will be entitled to receive his base salary for one year as severance pay.

      At the effective time of the proposed merger between Sequoia and Soundgarden Acquisition Corp. (the “Merger”), whereby Sequoia will become a wholly-owned subsidiary of Citrix Systems, Inc., the Existing Employment Agreements of each of Messrs. Faint, Wesker and Martin (each, an “Executive”) will be replaced by new employment agreements with Citrix. (each, a “New Employment Agreement” and collectively, the “New Employment Agreements”). Employment under the New Employment Agreements commences on the completion of the Merger and continues for two years thereafter (the “Employment Term”). Upon expiration of the New Employment Agreements, each Executive may continue his employment with Citrix on an “at-will” basis if such Executive and Citrix mutually agree.

      The New Employment Agreements provide for base salaries of $200,000, $200,000 and $150,000 per year, respectively, for Messrs. Faint, Wesker and Martin. Each Executive is also eligible to participate in Citrix’s standard benefit plans, accrue paid vacation time and receive an annual target-based bonus and additional bonus based upon mutually agreed upon performance goals. Subject to the approval of the Compensation Committee of Citrix’s Board of Directors, each Executive will be granted options to purchase shares of Citrix common stock in the following amounts: 150,000 shares for Mr. Faint; 200,000 shares for Mr. Wesker; and 100,000 shares for Mr. Martin. Each option granted will have an exercise price equal to the fair market value of Citrix common stock as of the date of grant and will be subject to a four-year vesting schedule.

      Citrix may terminate any of the Executives with or without cause. If terminated without cause during the Employment Term, the terminated Executive will be entitled to a continuation in payment of his base salary for the remainder of the Employment Term (the “Severance Payment”). In addition, an Executive is entitled to the Severance Payment if he terminates his employment during the Employment Term because Citrix has materially breached the terms of his New Employment Agreement (and has not cured such breach within 30 days after the

Executive has provided Citrix with written notice of the breach). Citrix will only be obligated to make the Severance Payment to a terminated Executive if such Executive executes a release of claims.

      As a condition of employment with Citrix, each Executive has also agreed to execute Citrix’s standard Non-Solicitation, Non-Competition, Confidentiality and Non-Disclosure Agreement.

Compensation Committee Interlocks and Insider Participation

      The Compensation Committee currently consists of Messrs. Bettino, Grabel and Gust, none of whom has any interlocking relationships as defined by the Commission.

REPORT ON EXECUTIVE COMPENSATION

      This report on executive compensation is required by the Commission. This report shall not be deemed to be incorporated by reference into any filing under the Securities Act or under the Exchange Act by any general statement of incorporation by reference, but shall only be deemed to be incorporated by reference if Sequoia specifically incorporates the information by reference. In addition, this report shall not otherwise be deemed soliciting material or filed under these Acts.

      The Compensation Committee of the Board makes decisions regarding executive compensation and stock option grants to executives. The committee is composed of three independent non-employee directors, none of whom has any interlocking relationships as defined by the Commission. Although the Chief Executive Officer and the Chief Financial Officer attend some of the meetings of the committee, they do not participate in deliberations relating to their own compensation.

General Compensation Policy

      The Compensation Committee acts on behalf of the Board to establish the general compensation policy for all of Sequoia’s employees. The committee typically reviews salary levels and bonuses for the Chief Executive Officer (“CEO”) and other executive officers and key employees. The committee also makes all grants of stock options to all employees, including executive officers. The committee also administers Sequoia’s 2000 Stock Incentive Plan.

      The committee’s compensation philosophy for executive officers, including the CEO, is to advance Sequoia’s annual and long-term performance goals and reward corporate performance, while providing a total compensation package that is competitive and enables Sequoia to attract, motivate, reward and retain key executives and employees. Consistent with this policy, each executive officer’s compensation package may, in one or more years, be comprised of the following three elements:

base salary that is designed primarily to be competitive with base salary levels in effect at comparable high technology companies with which Sequoia competes for executive personnel;

annual variable performance awards, such as bonuses, payable in cash, tied to the achievement of performance goals, financial or otherwise, established by the Compensation Committee; and

long-term equity incentives to strengthen the mutuality of interests between Sequoia’s executive officers and its stockholders.

      The committee reviews compensation with the CEO for each executive level position and within the committee as to the CEO. In addition, the committee reviews each executive officer’s performance for the last year and objectives for the next year, together with the executive officer’s responsibility level and Sequoia’s fiscal performance compared to objectives for the last year and its performance targets for the next year.

2000 Executive Compensation

      Base Compensation. Salaries for executive officers for 2000 were generally determined on an individual basis by evaluating each executive’s scope of responsibility, performance, prior experience and salary history, as well as the salaries for similar positions at comparable companies.

      Incentive Compensation. Cash bonuses are not generally awarded except under circumstances which cause the Compensation Committee to believe that the base compensation and equity incentive package do not adequately compensate Sequoia’s executives. The committee, in its discretion, determines the actual bonus payments.

      Stock Options. Stock options are an essential element of Sequoia’s executive compensation package. The committee believes that equity-based compensation in the form of stock options links the interests of management and stockholders by focusing employees and management on increasing stockholder value. The actual value of the equity-based compensation depends entirely on appreciation of Common Stock. Stock options have value for the executive only if the price of the Common Stock increases above the fair market value on the date of grant and the executive remains in Sequoia’s employ for the period required for the options or shares to vest. Substantially all of Sequoia’s full-time employees are granted employee stock options.

      In 2000, Sequoia granted stock options to executive officers to aid in the retention of executive officers and to align their interests with those of the stockholders. Sequoia also granted stock options to new executive officers at the time they first joined Sequoia. The number of shares subject to each stock option granted is within the discretion of the committee and is based on anticipated future contribution and ability to impact corporate results or on consistency within the executive’s peer group. The stock options are currently granted at a price that is equal to the fair market value of the Common Stock on the date of grant; however Sequoia has, in the past, granted stock options at an exercise price below fair market value. The options granted to executives in 2000 generally vest and become exercisable over either a two- or four- year period. The committee may grant additional stock options to executives in connection with a significant change in responsibilities, to achieve equity within a peer group or for other reasons. In the discretion of the committee, executive officers may also be granted stock options to provide greater incentives to continue their employment with Sequoia and to strive to increase the value of the Common Stock. In 2000, as part of an annual review of the stock options held by executive officers, the committee considered these factors and granted additional stock options to all of the executive officers.

Chief Executive Officer Compensation

      The board ratified the committee’s decision for Mr. Faint’s cash compensation for 2000. Effective in May 2000, Mr. Faint’s base salary was increased to $200,000. He did not receive a cash bonus in 2000. The committee awarded Mr. Faint additional equity-based compensation for 2000. Sequoia also provides Mr. Faint with a leased vehicle.

Compliance with Section 162(m) of the Internal Revenue Code

      Having considered the requirements of Section 162(m), the committee believes that grants made under the 2000 Stock Incentive Plan meet the requirements for performance-based grants as defined in Section 162(m).

Compensation Committee:

Lawrence A. Bettino
Jonathan I. Grabel
William M. Gust II

STOCK PRICE PERFORMANCE

      The stock price performance graph below is required by the Commission. It shall not be deemed to be incorporated by reference into any filing under the Securities Act or under the Exchange Act by any general statement of incorporation by reference, but shall only be deemed to be incorporated by reference if Sequoia specifically incorporates it by reference. In addition, this stock price performance graph shall not otherwise be deemed soliciting material or filed under these Acts.

      The graph below compares the cumulative total stockholder return on the Common Stock with the cumulative total return on the Nasdaq Stock Market (U.S.) Index and the S&P Computers (Software & Services) Index. The graph assumes that $100 was invested in the Common Stock, the Nasdaq Stock Market (U.S.) Index and the S&P Computers (Software & Services) Index on May 12, 2000, the date of Sequoia’s initial public offering, and calculates the annual return through December 31, 2000. The stock price performance shown in the graph below is based on historical data and does not necessarily indicate future stock price performance.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table presents information as to the beneficial ownership of Common Stock as of March 19, 2001 by:

•	each stockholder known by Sequoia to be the beneficial owner of more than 5% of the Common Stock;

•	each director of Sequoia;

•	each named executive officer of Sequoia; and

•	all of Sequoia’s directors and executive officers as a group.

      Beneficial ownership is determined under the rules of the Commission and generally includes voting or investment power with respect to securities. Unless indicated below, to Sequoia’s knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares of Common Stock beneficially owned, subject to community property laws where applicable. Shares of Common Stock subject to options that are currently exercisable or exercisable within 60 days of March 19, 2001 are deemed to be outstanding and to be beneficially owned by the person holding the options for the purpose of computing the percentage ownership of any other person. Unless indicated below, the address for each listed stockholder is c/o Sequoia Software Corporation, 8890 McGaw Road, Columbia, Maryland 21045.

      The percentage of Common Stock outstanding as of March 29, 2001 is based on 31,032,070 shares of Common Stock outstanding on that date.

	Number of Shares
Name of Beneficial Owner	Beneficially Owned	Percent of Ownership

Lawrence A. Bettino (1)(3)(17)	7,405,550	23.8

Jonathan I. Grabel (2)(3)(17)	7,405,550	23.8

Baker Communications Fund, L.P. (3)(17)	7,386,800	23.8

Andrew J. Filipowski (4)(5)	2,543,337	8.2

Divine, inc. (5)	2,335,770	7.5

William M. Gust II (6)(7)(17)	2,240,426	7.2

Anthem Capital, L.P. (7)(17)	2,227,926	7.2

Philip Vermeulen (8)(9)(17)	1,993,156	6.4

Flanders Language Valley Fund, C.V.A. (9)(17)	1,983,781	6.4

Richard C. Faint, Jr. (10)(17)	1,050,032	3.4

Mark A. Wesker (11)(17)	1,893,750	6.1

Rick Roscitt (12)	56,250	—

Marvin W. Adams (13)	56,250	—

Gregory G. Heard (14)(17)	29,750	—

Paul Martin (15)	32,900	—

Anil Sethi (16)(17)	1,525,630	4.9

All executive officers and directors as a group (10 persons)	15,326,995	48.4

—	Represents beneficial ownership of less than 1%

(1)	Includes 7,386,800 shares held by Baker Communications Fund, L.P. Mr. Bettino, a director, is a founding member of Baker Capital Partners, LLC, and the general partner of Baker Communications Fund, L.P. Mr. Bettino disclaims beneficial ownership of these shares except to the extent of his pecuniary interest in this entity. Also includes 18,750 shares subject to options that are vested and exercisable and held by Mr. Bettino. Mr. Bettino’s address is c/o Baker Communications Fund, L.P., 540 Madison Avenue, New York, NY 10022.

(2)	Includes 7,386,800 shares held by Baker Communications Fund, L.P. Mr. Grabel, a director, is a partner of Baker Communications Fund, L.P. Mr. Grabel disclaims beneficial ownership of these shares except to the extent of his pecuniary interest in this entity. Also includes 18,750 shares subject to options that are vested and exercisable and held by Mr. Grabel. Mr. Grabel’s address is c/o Baker Communications Fund, L.P., 540 Madison Avenue, New York, NY 10022.

(3)	The address of Baker Communications Fund, L.P. is 540 Madison Avenue, New York, NY 10022.

(4)	Includes 2,335,770 shares held by divine, inc. Mr. Filipowski, a director, is chairman of the board of directors and chief executive officer of divine, inc. Mr. Filipowski shares voting and dispositive control over these shares. A total of ten other directors of divine, inc. share voting and dispositive control over these shares. Mr. Filipowski disclaims beneficial ownership of these shares except to the extent of his pecuniary interest in this entity. Also includes 41,514 shares issuable upon exercise of warrants held by Mr. Filipowski. Mr. Filipowski’s address is c/o divine, inc., 4225 Naperville Road, Suite 400, Lisle, IL 60532.

(5)	The address of divine, inc. is 4225 Naperville Road, Suite 400, Lisle, IL 60532.

(6)	Includes 2,149,531 shares, 40,895 shares issuable upon exercise of warrants held by Anthem Capital, L.P. and 37,500 shares issuable upon exercise of options held by Anthem Capital, L.P. Mr. Gust, a director, is the managing general partner of Anthem Capital, L.P. Mr. Gust shares voting and dispositive control over these shares with two other general partners of Anthem Capital. Mr. Gust disclaims beneficial ownership of these shares except to the extent of his pecuniary interest in this entity. Also includes 12,500 shares subject to options that are vested and exercisable and held by Mr. Gust. Mr. Gust’s address is c/o Anthem Capital, L.P., 16 South Calvert Street, Suite 800, Baltimore, MD 21202-1305.

(7)	Includes 2,149,531 shares, 40,895 shares issuable upon exercise of warrants held by Anthem Capital, L.P. and 37,500 shares issuable upon exercise of options held by Anthem Capital, L.P. The address of Anthem Capital, L.P. is 16 South Calvert Street, Suite 800, Baltimore, MD 21202-1305.

(8)	Includes 1,936,418 shares and 47,363 shares issuable upon exercise of warrants held by Flanders Language Valley Fund, C.V.A. Mr. Vermeulen is the managing director of Flanders Language Valley Fund, C.V.A. Mr. Vermeulen shares voting and dispositive control over these shares. Mr. Vermeulen disclaims beneficial ownership of these shares except to the extent of his pecuniary interest in this entity. Also includes 9,375 shares subject to options that are vested and exercisable and held by Mr. Vermeulen. Mr. Vermeulen’s address is c/o Flanders Valley Fund, C.V.A., B-8900 IEPER, Belgium.

(9)	The address of Flanders Valley Fund, C.V.A. is B-8900 IEPER, Belgium.

(10)	Includes 164,063 shares subject to options that are vested and exercisable and 38,231 shares issuable upon exercise of warrants held by Mr. Faint. Also includes 100,000 shares held by Faint Family 2001 CRUT and 150,000 shares held by Faint Family Trust.

(11)	Includes 93,750 shares subject to options that are vested and exercisable and held by Mr. Wesker. Also includes 225,000 shares held by a grantor retained annuity trust organized for the benefit of Mr. Wesker, 150,000 shares held by a grantor retained annuity trust organized for the benefit of Natasha Wesker, Mr. Wesker’s wife, 16,725 shares held in an irrevocable trust for the benefit of Natasha Wesker, for which Natasha Wesker is trustee, 7,500 shares held in an irrevocable trust for the benefit of Tania Sethi, for which Natasha

Wesker is trustee, 15,000 shares held in an irrevocable trust for the benefit of Charlotte Lawrence, for which Lawrence Wesker, Mr. Wesker’s brother, is trustee, 15,000 shares held in an irrevocable trust for the benefit of Laura Albert, for which Lawrence Wesker, Mr. Wesker’s brother, is trustee, 7,500 shares held in an irrevocable trust for the benefit of Lawrence Wesker, for which Lawrence Wesker, Mr. Wesker’s brother, is trustee, 15,000 shares held in an irrevocable trust for the benefit of Balram and Sudesh Sethi, for which Balram and Sudesh Sethi, Mr. Wesker’s father-in-law and mother-in-law, and Natasha Wesker, Mr. Wesker’s wife, are trustees, and 7,500 shares held in an irrevocable trust for the benefit of Barry Wesker, for which Barry Wesker, Mr. Wesker’s father, is trustee. Mr. Wesker disclaims beneficial ownership of the shares held in the irrevocable trusts and the grantor retained annuity trust organized for Natasha Wesker.

(12)	Includes 56,250 shares subject to options that are vested and exercisable and held by Mr. Roscitt.

(13)	Includes 56,250 shares subject to options that are vested and exercisable and held by Mr. Adams.

(14)	Includes 23,750 shares subject to options that are vested and exercisable and held by Mr. Heard.

(15)	Includes 10,938 shares subject to options that are vested and exercisable and held by Mr. Martin.

(16)	Includes 975,826 shares held by Sethi Family, L.L.C., of which Mr. Sethi is managing partner.

(17)	Pursuant to a stockholder’s agreement dated March 20, 2001, this shareholder entered into a stockholders agreement with Sequoia, Citrix Systems, Inc., Soundgarden Acquisition Corp. and certain other stockholders of Sequoia. Pursuant to this agreement, those stockholders have, among other things, agreed to validly tender and not withdraw their stock into the tender offer held by Citrix Systems and Soundgarden Acquisition and to vote the stock held by them in favor of a merger of Sequoia with Soundgarden Acquisition. The Stockholders have also granted a proxy to Citrix Systems with respect to their stock, which permits Citrix Systems to vote the stock at any meeting held for the purpose of voting on the merger and as further set forth in the Stockholders Agreement. This agreement is likely to cause a change in control of Sequoia in the second quarter of 2001.

      Sequoia entered into an Agreement and Plan of Merger dated as of March 20, 2001 (the “Merger Agreement”) with Citrix Systems, Inc. and Soundgarden Acquisition Corp. The Merger Agreement provides for the commencement by Soundgarden Acquisition of a tender offer to purchase all the outstanding shares of Sequoia’s common stock at a per share price of $5.64. If Soundgarden Acquisition is able to purchase enough shares of Sequoia’s common stock, and subject to the terms and conditions set forth in the Merger Agreement, Soundgarden Acquisition will be merged with and into Sequoia, which will continue as the surviving corporation and a wholly owned subsidiary of Citrix Systems. The Merger Agreement and the tender offer are more fully described in the Offer to Purchase filed by Citrix Systems and Soundgarden Acquisition and the Schedule 14D-9 filed by Sequoia, each on March 28, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Other than the stockholders agreement and the merger agreement described in Item 12 and the transactions described below, since January 1, 2000, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which Sequoia was or will be a party in which the amount involved exceeds $60,000 and in which any beneficial owner of more than 5% of the Common Stock, director or executive officer had or will have a direct or indirect material interest.

      The following bonuses, which are to be paid at the closing of the merger between Sequoia and Soundgarden Acquisition Corp., whereby Sequoia will become a wholly owned subsidiary of Citrix Systems, Inc., were unanimously approved by all disinterested members of the Board. Mr. Gust, who is a member of the Board, will receive a cash bonus in recognition of his service to Sequoia over the years in the amount of $94,575. Mr. Heard will receive a cash transition bonus of $350,000 at the closing of the Merger.

PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) the following documents are filed as part of this report:

      1. Consolidated Financial Statements included in Item 8 of this document

      2. Financial Statement Schedules included in Item 8 of this document: Schedule II Valuation and Qualifying
          Accounts. All other schedules for which provision is made in the applicable accounting regulations of the
          Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

      3. Employment Agreement between Sequoia and Paul Martin dated as of June 1, 2000.

      4. Consent of Independent Auditors

      5. Power of Attorney (included on signature page to this report)

(b) Reports on Form 8-K

None.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Columbia, Maryland on the 29th day of March, 2001.

Sequoia Software Corporation (Registrant)

By:	/s/Gregory G. Heard ———————————————————
Gregory G. Heard Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

We, the undersigned officers and directors of Sequoia Software Corporation, hereby severally constitute and appoint Gregory G. Heard and Mark A. Wesker, and each of them individually, with full powers of substitution and resubstitution, our true and lawful attorneys, with full power to them, to sign for us in our names in the capacities indicated below, amendments to this report, and general to do all things in our names and on our behalf in such capacities to enable Sequoia Software Corporation to comply with the provisions of the Securities Exchange Act of 1934, as amended, and call requirements of the Securities and Exchange Commission.

Signature	Title	Date

/s/Richard C. Faint, Jr. Richard C. Faint, Jr.	Chief Executive Officer Director	March 29, 2001

/s/Mark A. Wesker Mark A. Wesker	President, Chief Operating Officer, Director	March 29, 2001

/s/William M. Gust William M. Gust, II	Director	March 29, 2001

/s/Jonathan Grabel Jonathan Grabel	Director	March 29, 2001

/s/ Lawrence Bettino Lawrence Bettino	Director	March 29, 2001

Andrew J. Filipowski	Director	March 29, 2001

Richard Roscitt	Director	March 29, 2001

Marvin Adams	Director	March 29, 2001

Exhibit Index

†3.1	Second Articles of Amendment and Restatement, effective May 17, 2000

†3.2	Amended and Restated By-laws, dated as of March 17, 2001

†10.1	Investor Rights Agreement dated November 23, 1999, by and among Sequoia and the investors and stockholders named therein

†10.1.1	Amendment No. 1 to Investor Rights Agreement dated April 19, 2000 by and among Sequoia and the investors and stockholders named therein.

†10.2	Lease Agreement dated August 18, 1995, by and between Principal Mutual Life Insurance Company and Sequoia

†10.2.1	First Amendment to Lease dated October 24, 1997, by and between Principal Mutual Life Insurance Company and Sequoia

†10.2.2	Second Amendment to Lease dated November 9, 1998, by and between Principal Mutual Life Insurance Company and Sequoia

†10.2.3	Third Amendment to Lease dated June 8, 1999, by and between Principal Mutual Life Insurance Company and Sequoia

†10.3	Lease Agreement between Lernout & Hauspie (Ireland) Limited and Redwood Software Europe Limited (d/b/a Sequoia Software Europe)

†10.4	Employment Agreement between Sequoia and Richard C. Faint, Jr., dated January 1, 2000

†10.5	Employment Agreement between Sequoia and Mark A. Wesker, dated January 1, 2000

†10.6	Employment Agreement between Sequoia and Gregory G. Heard, dated January 24, 2000

10.7	Employment Agreement between Sequoia and Paul Martin, dated as of June 1, 2000

†10.8	2000 Stock Incentive Plan

†10.9	Series B Redeemable Convertible Preferred Stock Purchase Agreement dated July 28, 1998, by and among Sequoia and the investors named therein Agreement dated September 28, 1998, by and among Sequoia and the investors named therein

†10.10	Convertible Promissory Note and Warrant Purchase Agreement dated as of May 10, 1999, by and among Sequoia and the purchasers named therein

†10.11	Amendment to Convertible Promissory Note and Warrant Purchase Agreement and Preferred Stock Purchase Warrant dated March 1, 2000, by and among Sequoia and the purchasers named therein

†10.12	Stock Purchase Agreement dated July 1, 1999, by and among Sequoia, Radian Systems, Inc., Radian, Inc., Timothy B. Fleischer and Kenneth E. Tighe

†10.13	Series C Redeemable Convertible Preferred Stock and Warrant Purchase Agreement and divine interVentures, inc.

†10.14	Lease Agreement dated March 17, 2000, between Merritt —CCP V, LLC and Sequoia

†10.15	Amended and Restated Registration Rights Agreement dated November 23, 1999 by and among Sequoia and the individuals listed on the schedules thereto, as amended.

†10.16	Third Amended and Restated Stockholders’ Agreement dated November 23, 1999 by and among Sequoia and the individuals listed on the schedules thereto, as amended.

*10.17	Agreement and Plan of Merger by and among Sequoia, Soundgarden Acquisition and Citrix Systems, Inc. dated as of March 20, 2001

*10.18	Transaction Option Agreement, dated as of March 20, 2001 between Sequoia and Citrix

*10.19	Form of Stockholders Agreement among Citrix, Soundgarden, Sequoia and certain stockholders of Sequoia

†21.1	Subsidiaries of Sequoia

23	Consent of Independent Auditors

24.1	Power of Attorney (included in signature pages)

**99.1	Employment Agreement between Citrix and Richard C. Faint, Jr.

**99.2	Employment Agreement between Citrix and Mark Wesker

**99.3	Employment Agreement between Citrix and Paul Martin

***99.4	Offer to Purchase, dated March 28, 2001

†	incorporated by reference to Sequoia’s initial registration statement on Form S-1, SEC File Number 333-96421

*	incorporated by reference to exhibits 2-4 to the Schedule 13D filed March 28, 2001 by Citrix Systems, Inc. and Soundgarden Acquisition Corp.

**	incorporated by reference to exhibits e(4)-3(6) to Sequoia’s 14D-9 filed on March 28, 2001

***	incorporated by reference to the Schedule TO of Soundgarden Acquisition Corp. filed on March 28, 2001.